Form 10-K
period 1996-06-01
MORRISON FRESH COOKING INC
filed 1996-08-29
CIK 1007783

1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended June 1, 1996
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to

                Commission file number  1-14202

                      MORRISON FRESH COOKING, INC.
      (Exact name of Registrant as specified in its charter)

         GEORGIA                                 63-1155967
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

The Hartsfield Colonnade
4893 Riverdale Road, Suite 260
Atlanta, Georgia                                      30337
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (770)991-0351

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       Name of each exchange
    Title of each class                 on which registered

 $0.01 par value Common Stock          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               None
                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 9, 1996 as reported on the New York Stock Exchange, was approximately $47,399,835. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 9, 1996 was 9,028,540.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996 are incorporated by reference into Parts I and II.

Portions  of  the  Registrant's definitive proxy statement  dated
August 23, 1996 are incorporated by reference into Part III.


                           INDEX

                           PART I
                                                          Page
                                                         Number

Item 1.   Business                                       4 - 10
Item 2.   Properties                                         11

Item 3.   Legal Proceedings                                  12

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   12

          Executive Officers of the Company             13 - 14

                          PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                        15

Item 6.   Selected Financial Data                            15

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      15

Item 8.   Financial Statements and Supplementary Data        15

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             15

                          PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                         16

Item 11.  Executive Compensation                             16

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              16

Item 13.  Certain Relationships and Related Transactions     16

                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                           17 - 21




PART I
Item 1.     Business.
__________________________________________________________________
Introduction

Morrison   Fresh  Cooking,  Inc.  (the  "Company"   or   "MFCI"),
incorporated  in  1995  in Atlanta, Georgia,  owns  and  operates cafeterias, buffets and mall food court locations in the southeastern and mid-Atlantic regions of the United States. As of June 1, 1996, the Company operated a total of 155 units, consisting of 133 traditional cafeterias, nine small cafeterias, 10 mall food court units and three buffets located in 13 states, making it the premier cafeteria company in the southeast.

Prior to March 1996, the Company comprised the family dining business of Morrison Restaurants Inc. ("MRI"). On March 7, 1996, the shareholders of MRI approved the distribution of the common stock of MFCI to its shareholders (the "Distribution"). The effective date of the Distribution was March 9, 1996, Morrison Restaurants Inc. shareholders received one share of the Company's common stock for every four shares of Morrison Restaurants Inc. common stock then held.

In  connection  with  the  Distribution,  the  Company  filed   a
Registration Statement with the SEC on Form 10 (together with subsequent amendments, the "Form 10") under the Securities Exchange Act of 1934 with respect to the Company's common stock. The Form 10 became effective on March 4, 1996, and the Company stock commenced trading on the New York Stock Exchange on March 11, 1996.
___________________________________________________________________
Background

Morrison Restaurants Inc., the former parent company, was founded in 1920 as a unique cafeteria concept in Mobile, Alabama. In 1928, with just eight cafeterias, the company had its first and only public stock offering. The first cash dividend on the common shares was declared in 1936, and dividends have been paid continuously for 60 years.
___________________________________________________________________
Concept

The Company operates in the "home-meal replacement" (also known as "comfort" food) segment of the restaurant industry. The Company's services appeal to customers seeking complete meals at affordable prices, in a convenient and home-like setting. While industry observers have labeled "home-meal replacement" as a trend of the 1990's, Morrison Fresh Cooking, Inc. has been operating in this market segment for over 76 years.
___________________________________________________________________
Strategy

Morrison Fresh Cooking, Inc.'s business strategy is to:
      Emphasize future growth beyond existing mall-based units into convenient free-standing locations. New units will generally be smaller, more labor and energy efficient, and will be designed to evoke a contemporary and comfortable environment.
      Re-engineer its cost-structure through state-of-the-art technology in information services, cooking equipment and quality control.
      Emphasize more health-conscious and contemporary menu items without losing focus on traditional southern menu favorites.
     Achieve operational excellence through competitive pricing, variety of menu items and employee training.
     Focus growth in the southeast and mid-Atlantic regions to capitalize on existing brand-equity and name-recognition.
___________________________________________________________________
Operations

The Company serves in excess of 45 million meals a year to a customer base in the southeast and mid-Atlantic regions. In the 1995 American Bus Association's annual survey of tour operators, the Company was rated as one of the Association's most favorite restaurant chains. MFCI's meals are classic, all-American and freshly prepared, and are made from scratch according to their time tested recipes. Each day's menu offers the customer a wide variety of selections: fresh salads, home-style entrees, freshly prepared vegetables, daily baked breads, and home-baked pies or other desserts.

MFCI's units offer a tremendous variety of menu items including 8-11 salads, 12 entrees, 12-15 vegetables, 6 types of breads, and 12-15 desserts. Complete or "bundled" meals can be purchased at prices ranging from $3.99 to $5.89 per meal. In excess of 70% of MFCI's customers select bundled meals. Menus are rotated daily to provide a varied dining experience and are adjusted to include seasonal favorites. This variety encourages customer loyalty and repeat business. The Company's typical customer visits the restaurants an average of 3.8 times per month.

The traditional cafeteria, located in a shopping mall or on a free-standing site (both convenient to shopping and business developments as well as to residential areas), is approximately 10,000 square feet and seats approximately 250 customers. The new smaller cafeteria offers a contemporary appearance, featuring a new serpentine serving area that creates an open, airy environment to enhance viewing of the menu items by the customer. The small cafeterias are built in a contemporary design ranging from 5,500 to 7,500 square feet and seating approximately 225 guests. The dining area, accompanied by booths and wooden tables and chairs, creates a comfortable at-home atmosphere, and is intended to appeal to a broader, younger market. The small cafeterias are designed to provide convenient, customer-friendly take-out services, and many of the new units will offer drive-through services (there already being two at June 1, 1996).

The mall food court units ("QSRs" for quick-service restaurants), are 600 to 1,200 square foot dining facilities, located primarily in the mid-Atlantic states. They feature many traditional menu selections for which MFCI is more commonly known, along with some new items. The QSRs offer several bundled value meal combinations in addition to a la carte pricing for selected items.

The Company is undergoing a modernization program for its existing core cafeterias in order to improve their appeal to a larger customer base and increase the efficiency and customer-friendliness of the cafeterias service lines. MFCI intends to continue remodeling efforts by concentrating on its units in demographic areas where this enhanced atmosphere would achieve the greatest results.
___________________________________________________________________
Research and Development

The Company does not engage in any material research and development activities. Numerous studies are made, however, on a continuing basis, to improve menus, equipment, and methods of operations, including planning for new food-service concepts.
MFCI   tracks   customer   satisfaction   through   surveys    of
statistically  relevant  samples  of  customers  at   each   unit
(approximately 90,000 customers each year). The surveys are conducted each quarter and track 21 different attributes to monitor and increase customer satisfaction. In addition, the Company holds regular "focus group" discussions with existing, former and potential customers to determine ways to exceed customer expectations and increase customer satisfaction.
___________________________________________________________________
Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. MFCI negotiates directly with primary suppliers to obtain competitive prices. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at the restaurants themselves, MFCI's requirement for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at the units. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities in which the Company operates.
The Company, Morrison Health Care, Inc. ("MHCI") and Ruby Tuesday, Inc. ("RTI") have formed MRT Purchasing, LLC, a Georgia limited liability company ("MRT") to serve as a purchasing cooperative, to maintain the volume purchasing bargaining position enjoyed by MRI prior to the Distribution by pooling their collective purchasing power and coordinating the purchase of certain food, equipment and services. Pursuant to MRT's Operating Agreement, MRT serves as the purchasing agent for the three companies by arranging for the purchase of products to be made directly between each of the three companies and suppliers. MRT has complete discretion to select vendors and brands for certain designated products ("core products") and to negotiate terms of purchasing arrangements for core products, including long-term contracts. To the extent feasible, MRT concludes purchasing arrangements under which each of the three companies has independent rights and obligations. With respect to any arrangement where each company's liabilities are not independent, RTI, MHCI and the Company cross indemnify MRT and each other with respect to their allocated share of liability for obligations to be performed and payment for goods purchased.

RTI, MHCI and the Company are obligated to purchase all core products through MRT arrangements; non-core products may be purchased independently. The three companies are committed to these purchasing arrangements for an initial term of five years from the date of Distribution, which will automatically renew for five year terms. RTI, MHCI or the Company may terminate its participation in these purchasing arrangements upon six months prior notice, provided, however, that it will continue to honor its commitments under any then existing contract extending beyond the termination date. Approximately 85% of the total products purchased by the Company during fiscal 1996 would have constituted "core products" under the MRT purchasing cooperative.

Each of RTI, MHCI and the Company have an equal equity interest in MRT. It is not intended, however, that MRT will generate income or profits. Employees are loaned by one of the three companies and all expenses incurred in connection with operating MRT are shared among the three companies pro rata, based on the relative value of time spent and expenses incurred by MRT on behalf of each of the companies.

Existing long term purchasing arrangements are managed through MRT, who acts as agent for RTI, MHCI and the Company. In each case, purchasing obligations are allocated among the three companies based on past practice. To the extent feasible, MRT will seek to amend such arrangements to formalize the allocation of responsibilities and liabilities. In particular, MRI amended its agreement ("Supply Agreement") with PYA/Monarch, Inc. ("PYA")
to   allocate  to  the  appropriate  company  certain  divisional obligations to purchase from PYA a minimum percentage of produce, foodstuff and other supplies. In addition, the aggregate annual minimum dollar amount of purchases under the Supply Agreement has been allocated among RTI, MHCI and the Company.
___________________________________________________________________
Trademarks of the Company

The Company has registered trademarks and service marks, with the United States Patent and Trademark Office, including the "Morrison'sr trademark". MFCI believes that this and other related marks are of material importance to the Company's business. Registrations of the trademark Morrison'sr expires in 2005, unless renewed. In addition, approval is pending for the registration of the trademark "Morrison's Fresh Cooking" by MFCI.

The Company, MHCI and RTI have entered into Intellectual Property License Agreements (collectively, "IP Agreements") which provide for licensing to or among these companies of rights under trademarks, service marks, trade secrets and certain other
intellectual  property  (collectively  "Intellectual   Property")
owned by RTI, MHCI or the Company following the Distribution. The purpose of these IP Agreements is to provide RTI, MHCI and the Company with those continuing rights and licenses under such Intellectual Property following the Distribution necessary for
the   continued   conduct  of  their  respective  businesses   in
accordance with practice prior to the Distribution.
___________________________________________________________________
Marketing

The Company's marketing strategy is to increase customer and potential customers' awareness of MFCI's strengths including variety, fresh cooking, bundled meals, value-based pricing and money-back satisfaction guarantee. MFCI's marketing efforts focus on active advertising in television, radio and print media and local store promotions. In addition, the Company is committing resources to increase marketing staff, develop marketing manuals
for   each   of  its  restaurants  and  increase  its   community
involvement to become more of a part of the neighborhood in which its restaurants are located.
___________________________________________________________________
Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving line of credit, are invested in new unit expansion and the renovation of existing units.

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Shareholders.
___________________________________________________________________
Customer Dependence

No material part of the business of the Company is dependent upon a  single customer, or a very few customers, the loss of any  one of which would have a material adverse effect on MFCI.
___________________________________________________________________
Competition

The Company's activities in the restaurant industry are subject to vigorous competition relating to restaurant location and service, as well as quality, variety and value perception of the food products offered. The Company is in competition with other food service operations, with locally-owned operations as well as national and regional chains that offer the same type of services and products as MFCI. Management believes that competition in the "home-meal replacement" or "comfort food" market segment is based on price, food quality, variety and convenience. The Company believes it compares favorably with its competition in these areas.
___________________________________________________________________
Impact of Inflation

In the past, the Company has been able to recover inflationary cost increases through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit MFCI's ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company's net income have not been materially adverse.
___________________________________________________________________
Government Compliance

The Company is subject to various licensing and regulations at both the state and local levels for items such as zoning, land use, sanitation, health and fire safety all of which could delay the opening of a new restaurant or the operation of an existing unit. MFCI's business is subject to various other regulations at the federal level such as health care, minimum wage and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

There  is no material portion of the Company's business  that  is subject  to renegotiation of profits or termination of  contracts or sub-contracts at the election of the Government.
___________________________________________________________________
Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.
__________________________________________________________________
Personnel

The Company employs approximately 7,800 full-time and part-time employees. MFCI believes that its relationship with its employees is good, that working conditions are favorable and employee compensation is comparable with its competition. None of the Company's employees are subject to a collective bargaining agreement.
___________________________________________________________________
Seasonality

The Company's business is moderately seasonal. Average restaurant sales of MFCI are slightly higher during the winter months than during the summer months. As MFCI has many restaurants located in shopping malls and other retail locations, sales for these units increase over the holiday season. Overall, the variation is not material.
___________________________________________________________________

Item 2.  Properties.

Information regarding the Company's location by state and the number of operations is shown below.

Of the 155 Company-operated restaurants, MFCI owns the building and holds long-term land leases for 10 restaurants, owns the land and building for 15 restaurants, holds leases covering land and building for 129 restaurants and owns the land and leases the building for one unit. These leases have terms that expire on various dates over the next 20 years, and generally provide for options to renew, in some cases at adjusted rentals. The leases may provide for escalation of rent during the lease term and generally provide for additional contingent lease payments based upon sales volume. The Company has a policy to remodel units as needed. Facilities and equipment are repaired and maintained to assure their adequacy, productive capacity and utilization.

The Company's corporate headquarters for its executive and administrative personnel is located in Atlanta, Georgia in approximately 17,000 square feet of a leased building. The lease has a term ending in 1997, and annual lease payments are approximately $180,000. Additional administrative support are in Mobile, Alabama; the lease term expires in 2001.

Additional information concerning the properties of the Company and the lease obligations of MFCI, is incorporated herein by reference to Note 2 of the Notes to Financial Statements included in the Annual Report to Shareholders for the fiscal year ended June 1, 1996.

As of June 1, 1996, MFCI operated 155 locations in the following states:

Alabama             18             North Carolina      5

Florida             50             South Carolina      8

Georgia             27             Tennessee           7

Indiana             1              Virginia            16

Kentucky            5              West Virginia       1

Louisiana           3

Maryland            4

Mississippi         10

________________________________________________________________________
Item 3.  Legal Proceedings.

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of Management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on MFCI's operations or financial position.
________________________________________________________________________
Item 4.  Submission of Matters to a Vote of Security Holders.

None.

________________________________________________________________________
Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 9, 1996 is provided below.

                                                           Executive
                                                            Officer
Name                    Age     Position with the Company    Since


Ronnie L. Tatum          56     Chief Executive Officer      1996


Christopher P. Elliott   42     President and Chief          1996
                                  Operating Officer


Craig D. Nelson          42     Senior Vice President,       1996
                                  Finance and Chief
                                  Financial Officer


Scears Lee, III          40     Vice President,              1996
                                  Human Resources


Mitchell S. Block        43     Vice President,              1996
                                  General Counsel and
                                  Secretary




Ronnie L. Tatum is Chief Executive Officer of the Company. He was President of the Family Dining Division of MRI's Morrison Group from March 1994 until the Distribution in March 1996. Mr. Tatum served as President of MRI's Family Dining Group from March 1993 to March 1994, and Senior Vice President of MRI's Family Dining Group from 1990 to March 1993.

Christopher P. Elliott is President and Chief Operating Officer of the Company. He was Senior Vice President, Operations of the Family Dining Division of MRI's Morrison Group from January 1995 to March 1996. Prior thereto Mr. Elliott was employed by Pizza Hut of America from 1981 to 1995. He was Regional Manager from 1986 to 1992 and Senior Director of Operations from 1992 to 1995.

Craig D. Nelson is Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary of the Company. He was Vice President, Controller of MRI's Morrison Group from July 1994 to March 1996. Mr. Nelson served as Vice President/Controller - Family Dining Division from November 1990 to July 1994. He joined MRI in 1976.

Scears Lee, III is Vice President of Human Resources of the Company. He was Vice President, Human Resources of MRI's Family Dining Division from August 1993 to March 1996. Mr. Lee served as Director of Human Resources of MRI's Family Dining Division from 1985 to August 1993. Prior thereto he served in the following positions after joining the Company in 1978: Assistant/Associate Manager of Morrison Cafeteria unit, Management Recruiter and Director of Training.

Mitchell S. Block is Vice President, General Counsel and Secretary of the Company. Previously, he was Real Estate Attorney of MRI's Ruby Tuesday Group from April 1993 to March 1996. Prior to joining the Company, Mr. Block was Vice President and General Counsel for Wyatt Cafeterias, Inc. Real Estate Division, in Dallas, Texas from March 1986 to April 1993.




PART II
________________________________________________________________________
Item 5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters.

Certain information required by this item is incorporated herein by reference to Note 12 of the Notes to Financial Statements of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996.
________________________________________________________________________
Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996 is incorporated herein by reference.
________________________________________________________________________
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996 is incorporated herein by reference.
________________________________________________________________________
Item 8.  Financial Statements and Supplementary Data.

The following financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996, are incorporated herein by reference:

     Statements of Operations - fiscal years ended June 1, 1996
     June 3, 1995 and June 4, 1994.

     Balance Sheets - As of June 1, 1996 and June 3, 1995

     Statements of Stockholders' Equity - fiscal years ended
     June 1, 1996, June 3, 1995 and June 4, 1994.

     Statements of Cash Flows - fiscal years ended June 1, 1996,
     June 3, 1995 and June 4, 1994.

     Notes to Financial Statements.
________________________________________________________________________
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.




PART III
________________________________________________________________________
Item 10. Directors and Executive Officers of the Company.

The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 23, 1996, relating to the Registrant's annual meeting of shareholders to be held on September 25, 1996.

Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company".

MFCI  has  established  Audit,  Compensation  and  Stock  Option,  and
Nominating  Committees  of  the  Board.  Members  of  the  Audit   and
Compensation  and Stock Option Committees are not to be  employees  of the Company.
________________________________________________________________________
Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 23, 1996 relating to the Registrant's annual meeting of shareholders to be held on September 25, 1996.
________________________________________________________________________
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 23, 1996 relating to the Registrant's annual meeting of shareholders to be held on September 25, 1996.
________________________________________________________________________
Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 23, 1996 relating to the Registrant's annual meeting of shareholders to be held on September 25, 1996.




PART IV
___________________________________________________________________________
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

       The following financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 1996, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                  Page Reference
                                                  in paper version
                                                  of Annual Report
                                                  to Shareholders

       Statements of Operations for the fiscal
       years ended June 1, 1996, June 3, 1995
       and June 4, 1994                                  19

       Balance Sheets as of June 1, 1996 and
       June 3, 1995                                      20

       Statements of Stockholders' Equity for
       the fiscal years ended June 1, 1996,
       June 3, 1995 and June 4, 1994                     21

       Statements of Cash Flows for the fiscal
       years ended June 1, 1996, June 3, 1995
       and June 4, 1994                                  22

       Notes to Financial Statements                23 - 31

       Report of Independent Auditors                    32


     2.  Financial statement schedules:

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted




     3.  Exhibits

       The following exhibits are filed as part of this report:

                       MORRISON FRESH COOKING, INC.
                             LIST OF EXHIBITS


Exhibit
Number                 Description

3(a) Amended and Restated Articles of Incorporation of Morrison Fresh Cooking, Inc.(1)

3(b)           Bylaws of Morrison Fresh Cooking, Inc.(1)

4(a)           Specimen Common Stock Certificate.(2)

4(b) Amended and Restated Articles of Incorporation of Morrison Fresh Cooking, Inc. (filed as Exhibit 3(a) hereto).

4(c)           Bylaws  of  Morrison  Fresh Cooking,  Inc.  (filed  as
               Exhibit 3(b) hereto).

4(d) Form of Rights Agreement between Morrison Fresh Cooking, Inc. and AmSouth Bank of Alabama, as Rights Agent.(2)

4(e) Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4(d) hereto).(2)

10(a) Form of Distribution Agreement among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.(1)

10(b) Form of Amended and Restated Tax Allocation and Indemnification Agreement among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Galaxy Management, Inc., Manask Food Service, Inc., Morrison of New Jersey, Inc., Tias, Inc. and Morrison Health Care, Inc.(1)

10(c) Form of Agreement Respecting Employee Benefit Matters among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.(2)

10(d) Form of License Agreement between Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.(1)

10(e) Form of Amended and Restated Operating Agreement of MRT Purchasing, LLC among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.(1)

Exhibit
Number                   Description

10(f)     Form  of  Morrison Fresh Cooking, Inc. 1996 Stock  Incentive
          Plan.(2)

10(g) Form of Morrison Fresh Cooking, Inc. Stock Incentive and Deferred Compensation Plan for Directors.(2)

10(h)     Form of 1996 Non-Executive Stock Incentive Plan.(2)

10(i)     Form  of Morrison Fresh Cooking, Inc. Executive Supplemental
          Pension   Plan   together  with  related   form   of   Trust
          Agreement.(2)

10(j) Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust Agreement.(2)

10(k) Form of Morrison Fresh Cooking, Inc. Salary Deferral Plan together with related form of Trust Agreement.(2)

10(l) Form of Morrison Fresh Cooking, Inc. Deferred Compensation Plan together with related form of Trust Agreement.(2)

10(m) Form of Morrison Fresh Cooking, Inc. Executive Group Life and Executive Accidental Death and Dismemberment Plan.(2)

10(n)     Form   of  Morrison  Fresh  Cooking,  Inc.  Executive   Life
          Insurance Plan.(2)

10(o) Form of Indemnification Agreement to be entered into with executive officers and directors.(1)

10(p) Form of Change of Control Agreement to be entered into with executive officers.(2)

10(q)     Non-Qualified   Stock  Option  Agreement  between   Morrison
          Restaurants Inc. and Eugene E. Bishop.(2)
10(r)     Non-Qualified   Stock  Option  Agreement  between   Morrison
          Restaurants Inc. and Samuel E. Beall, III.(2)

11        Statement regarding computation of per share earnings.

13        Annual Report to Shareholders for the fiscal year ended
          June 1, 1996 (only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

23        Consent of Independent Auditors.

27        Financial Data Schedule.




                       MORRISON FRESH COOKING, INC.

                            EXHIBIT FOOTNOTES


Exhibit
Footnote          Description

(1) Incorporated by reference to Exhibit of the same number in the Registrant's Registration Statement on Form 10 filed with the Commission on February 8, 1996.

(2) Incorporated by reference to Exhibit of the same number in the Registrant's amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.




     4.  Reports on Form 8-K:

             The Company filed a Current Report on Form 8-K on March 15, 1996 reporting the distribution of the Registrant's common stock and the Credit Agreement with SunTrust Bank, Atlanta.

(b)  Exhibits filed with this report are attached hereto.





                                SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MORRISON FRESH COOKING, INC.





       Date 08/23/96            By:/s/ Craig D. Nelson
                                   Craig D. Nelson
                                   Senior Vice President, Finance
                                   (Senior Vice President and
                                   Principal Accounting Officer)








       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





       Date 08/23/96            By:/s/ Dolph W. von Arx
                                   Dolph W. von Arx
                                   Chairman of the Board


       Date 08/23/96            By:/s/ Ronnie L. Tatum
                                   Ronnie L. Tatum
                                   Chief Executive Officer
                                   and Director



       Date 08/23/96            By:/s/ Christopher P. Elliott
                                   Christopher P. Elliott
                                   President, Chief Operating
       Officer and Director



       Date 08/23/96            By:/s/ E. Eugene Bishop
                                   E. Eugene Bishop
                                   Director



       Date 08/23/96            By:/s/ Donald Ratajczak
                                   Dr. Donald Ratajczak
                                   Director



       Date 08/23/96            By:/s/ J. Veronica Biggins
                                   J. Veronica Biggins
                                   Director



       Date 08/23/96            By:/s/ Arthur R. Outlaw
                                   Arthur R. Outlaw
                                   Vice Chairman of the Board