Form 10-Q
period 1996-08-31
MORRISON FRESH COOKING INC
filed 1996-10-15
CIK 1007783

1


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    AUGUST 31, 1996

                                  OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                   Commission file number   1-14202

                              MORRISON FRESH COOKING, INC.
        (Exact name of registrant as specified in its charter)

            GEORGIA                         63-1155967
(State of other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)

          The Hartsfield Colonnade
          4893 Riverdale Road, Suite 260
          Atlanta, GA                                   30337
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (770)991-0351

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .

                           9,028,540
(Number of shares of $0.01 par value common stock outstanding as of September 25, 1996)






                                 INDEX

                                                        Page
                                                       Number

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      BALANCE SHEETS AS OF AUGUST 31,
      1996 AND JUNE 1, 1996............................  3

      STATEMENTS OF INCOME FOR THE
      THIRTEEN WEEKS ENDED AUGUST 31,
      1996 AND SEPTEMBER 2, 1995.......................  4

      STATEMENTS OF CASH FLOWS FOR THE
      THIRTEEN WEEKS ENDED AUGUST 31,
      1996 AND SEPTEMBER 2, 1995.......................  5

      NOTES TO FINANCIAL
      STATEMENTS.......................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................  7-9

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................  10

ITEM 2. CHANGES IN SECURITIES.......................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...............................  10

ITEM 5. OTHER INFORMATION..............................  10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  11

SIGNATURES.............................................  12






                    PART I - FINANCIAL INFORMATION
                                ITEM 1

MORRISON FRESH COOKING, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)



                                                AUG 31, 1996  JUNE 1, 1996
                                                 (UNAUDITED)   (AUDITED)
ASSETS
CURRENT ASSETS:
     Cash and short-term investments........... $      960      $1,561
     Receivables - accounts and notes (net).....     2,032       1,907
     Inventories................................     2,524       2,416
     Prepaid other expenses.....................     2,476       1,791
     Current deferred income tax benefit........     4,556       5,605
          Total current assets.................     12,548      13,280

PROPERTY AND EQUIPMENT - at cost.................  155,985     154,942
   Less accumulated depreciation and amortization  (96,662)    (95,828)
                                                    59,323      59,114
DEFERRED INCOME TAX BENEFITS......................   3,020       2,226
OTHER ASSETS......................................   7,813       7,820

          TOTAL ASSETS...........................$  82,704   $  82,440

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................$   10,693   $   9,579
 Accrued liabilities:
       Taxes, other than income taxes............    3,094       2,983
       Payroll and related costs.................    4,359       4,082
       Insurance.................................    5,844       5,829
       Rent and other............................    3,220       4,484
     Current portion of long-term debt...........    1,353          77
          Total current liabilities...............  28,563      27,034

CAPITAL LEASE OBLIGATIONS.........................     761         775
EMPLOYEE BENEFIT OBLIGATIONS......................       0       8,620
OTHER DEFERRED LIABILITIES........................  13,267       6,167

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value (100,000 shares
      authorized; 9,030 shares issued).............     90          90
      Capital in excess of par value............... 40,531      40,279
      Accumulated deficit..........................    (88)        (70)
                                                    40,533      40,299
              Less common stock held in treasury - at cost
        (51 shares @ 08/31/96)                        (420)       (455)
                                                    40,113      39,844

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.     $   82,704   $  82,440

The accompanying notes are an integral part of the financial statements.




MORRISON FRESH COOKING, INC.
STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)



                                                 Thirteen Weeks Ended
                                             Aug. 31, 1996  Sept. 2, 1995

Net sales ..............................              $ 63,246       $70,129

Operating costs and expenses:
     Cost of merchandise................                18,284        19,659
     Payroll and related costs..........                23,062        25,603
     Other operating costs..............                13,528        15,141
     Depreciation and amortization......                 2,374         2,615
     Selling, general and administrative                 4,763         4,277
     Interest income, net..............                    (27)          (47)

                                                        61,984        67,248
   Income before income taxes ..........                 1,262         2,881
   Provision for federal and state
     income taxes.......................                   467         1,216

   Net income...........................            $      795      $  1,665


Earnings per Common and Common
     Equivalent Share...................             $    0.09      $   0.19
Common and Common Equivalent Shares.....                 9,082         8,888


The accompanying notes are an integral part of the financial statements.



MORRISON FRESH COOKING, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                      Thirteen Weeks Ended
                                                    Aug 31, 1996 Sept 2, 1995
Operating Activities:
Net Income........................................      $     795    $ 1,665
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................          2,374      2,615
  (Gain)/loss on disposition and write-down of assets          86        (11)
  Deferred income taxes...........................            255         34
  Changes in operating assets and liabilities:
    (Increase) in receivables.....................           (125)      (181)
    (Increase) in inventories.....................           (107)      (176)
    (Increase)/decrease in prepaid and other
      assets......................................           (679)       278
    Decrease in accounts payable, accrued
      and other liabilities.......................           (216)    (2,920)
    Increase in income taxes payable..............              0      2,354


Net cash provided by operating activities.........          2,383      3,658

Investing activities:
Purchases of property, plant and equipment........         (3,777)    (4,851)
Proceeds from disposal of assets..................             14         14
Other, net........................................              0       (218)


Net cash used by investing activities.............         (3,763)    (5,055)

Financing activities:
Principal payments on capital leases..............            (14)       (18)
Net transfers (to) from Morrison Restaurants Inc..              0      1,172
Short-term borrowings.............................          1,276          0
Proceeds from option exercises....................            252          0
Dividends paid....................................           (813)         0
Other, net........................................             78          0


Net cash provided by financing activities.........            779      1,154

Decrease in cash and short-term
  investments.....................................           (601)      (243)
Cash and short-term investments:
  Beginning of period.............................          1,561      1,632

  End of period...................................       $    960   $  1,389

The accompanying notes are an integral part of the financial statements.



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
_______________________________________________________________________

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the financial statements included in Morrison Fresh Cooking, Inc.'s annual report for the fiscal year ended June 1, 1996. The accompanying unaudited financial  statements  reflect  all adjustments  for  normal  recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - SPIN-OFF OF MORRISON FRESH COOKING, INC.
_______________________________________________________________________

On March 7, 1996, the shareholders of Morrison Restaurants Inc. approved the distribution of the common stock of the Company, which comprised the family dining restaurant business of Morrison Restaurants Inc., to its shareholders. The effective date of the distribution for accounting purposes was March 3, 1996. Morrison Restaurants Inc. shareholders received one share of the Company common stock for every four shares of Morrison Restaurants Inc. common stock then held. The financial statements of the Company, for periods prior to the distribution, are presented as if the Company was a separate stand-alone entity for the dates reflected in the financial statements.

NOTE C - EARNINGS PER SHARE
_______________________________________________________________________

Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds and after the adjustment for the stock splits and stock dividends through August 31, 1996. For periods prior to the distribution, shares outstanding were based on the number of shares of Morrison Restaurants Inc. common stock outstanding adjusted using the 1-for-4 distribution ratio.




                                ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________________________
GENERAL

The Company reported net income from operations of $0.8 million for the thirteen week period ended August 31, 1996, compared with net income of $1.7 reported for the corresponding period of the prior fiscal year. The Company operated 23 fewer units compared to the same thirteen week period in the prior year.

The following table shows year-to-date restaurant openings and closings as well as total restaurants open at the end of the first quarter.

                            To-Date           To-Date        Total Open at End
                            Openings          Closings       of First Quarter
                         Fiscal  Fiscal    Fiscal  Fiscal     Fiscal Fiscal
                          1997    1996      1997    1996       1997   1996

     Traditional           0       0         1       2        132      141
     Small/contemporary    0       2         0       0          9        6
     Buffets               0       0         0       0          3        4
     QSRs                  0       3         0       0         10       26

The Company opened one small cafeteria in the first week of the second quarter of fiscal 1997. In addition, it anticipates opening six new locations and closing four existing locations during the remainder of fiscal 1997. The Company operated 154 locations at the end of the quarter.
_______________________________________________________________________
Company Restaurant Sales:

Company restaurant sales decreased $6.9 million or 9.8% to $63.2 million for the thirteen weeks ended August 31, 1996. This decrease is due in part to there being 23 fewer units at the end of the current quarter compared to the same quarter of the prior year. Although same store sales were down for the quarter as a result of decreased customer traffic, trends have improved steadily.
_______________________________________________________________________
Cost  of  Merchandise, Payroll and Related Costs  and  Other  Operating
Costs:

Cost of merchandise decreased $1.4 million or 7.0% to $18.3 million for the thirteen weeks ended August 31, 1996. These costs have increased as a percentage of sales from the comparable periods in the prior year due to sales promotions which encouraged an increase in higher cost items being selected by consumers. There were also significant inflationary food cost pressures, estimated to be 90 basis points, which were fueled by higher grain prices.

Payroll  and  related costs decreased $2.5 million  or  9.9%  to  $23.1 million for the quarter ended August 31, 1996. Payroll and related costs decreased slightly as a percentage of sales from the same periods in the prior year. This decrease was due to a reduction in the use of overtime and a reduction in bonuses associated with profit performance for the quarter.

Other operating costs decreased $1.6 million or 10.7% to $13.5 million for the quarter ended August 31, 1996. These costs have decreased slightly as a percentage of sales primarily due to a decrease in unit closure expenses, offset partially by higher insurance costs due to general liability claims experience.

Selling, general and administrative costs increased $0.5 million or 11.4% to $4.8 million for the quarter ended August 31, 1996. This increase is due to planned increases in advertising expenditures. General and administrative expenses decreased slightly from the prior year, due to favorable trends in anticipated separate company costs.

Depreciation decreased $0.2 million or 9.2% to $2.4 million for the quarter ended August 31, 1996. Depreciation expense has remained unchanged as a percentage of sales compared to the same period of the prior year.
_______________________________________________________________________
Interest Expense (Interest Income), net:
There was no material change in net interest income for the quarter ended August 31, 1996. In the prior year, interest expense was absorbed by Morrison Restaurants Inc.
_______________________________________________________________________
Income Taxes

The effective income tax rate on continuing operations for the thirteen weeks ended August 31, 1996 was 37.0%, as compared to 42.2% for the same period of the prior year. This decrease is due to lower tax rates in the southern geographic regions where the Company operates exclusively. Also, the federal rate was reduced from 35% to 34% based on the expected annual income of the separate Company. In the prior year, the Company used the historical rate of Morrison Restaurants Inc. in computing tax expense.
_______________________________________________________________________
Earnings per Share

Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds and after the adjustment for the stock splits and stock dividends through August 31, 1996. For periods prior to the distribution, shares outstanding were based on the number of shares of Morrison Restaurants Inc. common stock outstanding adjusted using the 1-for-4 distribution ratio.




LIQUIDITY AND CAPITAL RESOURCES
_______________________________________________________________________

Total assets at August 31, 1996 were $82.7 million, a $0.3 million increase from $82.4 million as of the prior fiscal year end. Net property and equipment of continuing operations increased $0.2 million from June 1, 1996.

Total liabilities at August 31, 1996 were $42.6 million, the same as of the end of the prior fiscal year. Current liabilities have increased $1.5 million, primarily due to short-term borrowings on the Company's line of credit.

At August 31, 1996 the Company had $1.3 million in borrowings on a revolving line of credit of $15.0 million. This line is subject to periodic review by the bank and may be canceled by the Company at any time.

Cash dividends paid during the first quarter of fiscal year 1997 amounted to $0.9 million or $0.09 per share.




                  PART II - OTHER INFORMATION

ITEM 1
______________________________________________________________
LEGAL PROCEEDINGS

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

ITEM 4
______________________________________________________________
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 25, 1996, the shareholders of the Company elected Class I Directors to serve a three year term on the Board, and approved an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares available for issuance and to increase the limit on the number of shares that may be subject to awards granted to certain employees during any fiscal year. The results of the voting were as follows:

PROPOSAL 1
                                                  Authority
Director Nominees                For        %     Withheld    %
     E. Eugene Bishop         6,490,318   99.08    59,708    0.92
     Christopher P. Elliott   6,441,816   98.35   108,207    1.65
     Arthur R. Outlaw         6,490,058   99.08    59,964    0.92

                                Against/
PROPOSAL               For      Withhold  Abstained  Non-Votes
Amend 1996 Stock
Incentive Plan      3,820,236  2,498,402   75,702    2,492,005

ITEM 5
______________________________________________________________
OTHER INFORMATION

At its quarterly meeting held on September 25, 1996, the Board of Directors declared a cash dividend of $0.09 per share, payable on October 31, 1996 to shareholders of record as of October 11, 1996.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K
______________________________________________________________

EXHIBITS

The following exhibits are filed as part of this report.

     Exhibit No.

        11     Computation of Primary and Fully Diluted
               Earnings Per Share

        27     Financial Data Schedule


REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended August 31, 1996.



                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MORRISON FRESH COOKING, INC.
(Registrant)





10/15/96                  /s/ Craig D. Nelson
 DATE                   CRAIG D. NELSON
                      Senior Vice President, Finance
                      (Senior Vice President and
                      Principal Accounting Officer)






                         EXHIBIT INDEX


Exhibit
Number       Description


11             Computation of Primary and Fully Diluted
               Earnings Per Share

27             Financial Data Schedule