Form 10-Q
period 1996-11-30
MORRISON FRESH COOKING INC
filed 1997-01-13
CIK 1007783

8


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    NOVEMBER 30, 1996

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

                           9,038,119
(Number of shares of $0.01 par value common stock outstanding as of December 20, 1996)





                                 INDEX

                                                        Page
                                                       Number

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      BALANCE SHEETS AS OF NOVEMBER 30,
      1996 AND JUNE 1, 1996............................  3

      STATEMENTS OF INCOME FOR THE
      THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
      NOVEMBER 30, 1996 AND DECEMBER 2, 1995...........  4

      STATEMENTS OF CASH FLOWS FOR THE
      TWENTY-SIX WEEKS ENDED NOVEMBER 30,
      1996 AND DECEMBER 2, 1995........................  5

      NOTES TO FINANCIAL
      STATEMENTS.......................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................  7-10

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................  11

ITEM 2. CHANGES IN SECURITIES.......................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...............................  11

ITEM 5. OTHER INFORMATION..............................  12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  12

SIGNATURES.............................................  13





                    PART I - FINANCIAL INFORMATION
                                ITEM 1
MORRISON FRESH COOKING, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                    NOV 30, 1996  JUNE 1, 1996
                                                     (UNAUDITED)

ASSETS
CURRENT ASSETS:
     Cash and short-term investments...........      $    1,697   $   1,561
     Receivables - accounts and notes (net).....          1,652       1,907
     Inventories................................          2,842       2,416
     Prepaid other expenses.....................          2,796       1,791
     Current deferred income tax benefit........          4,225       5,605
          Total current assets.................          13,212      13,280

PROPERTY AND EQUIPMENT - at cost.................       159,547     154,942
     Less accumulated depreciation and amortization     (98,884)    (95,828)
                                                         60,663      59,114
DEFERRED INCOME TAX BENEFITS......................        2,992       2,226
OTHER ASSETS......................................        7,562       7,820

          TOTAL ASSETS............................   $   84,429   $  82,440

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable............................     $   8,636   $   9,579
     Accrued liabilities................. .......        22,014      17,455
          Total current liabilities...............       30,650      27,034

CAPITAL LEASE OBLIGATIONS.........................          716         775
EMPLOYEE BENEFIT OBLIGATIONS......................        8,250       8,620
OTHER DEFERRED LIABILITIES........................        4,657       6,167

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value (100,000 shares
        authorized; 9,038 shares issued)...........          90          90
      Capital in excess of par value...............      40,619      40,279
      Accumulated deficit..........................        (210)        (70)
                                                         40,499      40,299
Less common stock held in treasury - at cost
        (41 shares @ 11/30/96)
        (48 shares @ 06/01/96)                             (343)       (455)
                                                         40,156      39,844

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.   $  84,429   $  82,440

The accompanying notes are an integral part of the financial statements.





MORRISON FRESH COOKING, INC.
STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)


                                    Thirteen Weeks Ended Twenty-Six Weeks Ended
                                      Nov 30,   Dec 2,    Nov 30,    Dec 2,
                                       1996      1995      1996       1995

Revenues............................. $ 62,889  $ 67,889  $ 126,135  $ 138,018

  Operating costs and expenses:
     Cost of merchandise..............  17,903    19,643     36,187     39,302
     Payroll and related costs........  23,020    26,294     46,082     51,897
     Other operating costs............  14,122    13,449     27,650     28,590
     Depreciation and amortization....   2,466     2,727      4,840      5,342
     Selling, general and administrative 4,218     4,451      8,981      8,728
     Interest expense (income), net...      57       (62)        30       (109)

                                        61,786    66,502    123,770    133,750

  Income before income taxes...........  1,103     1,387      2,365      4,268

  Provision for federal
    and state income taxes.............    413       545        880      1,761

  Net income........................... $  690   $   842   $  1,485  $   2,507


  Earnings per common and common
    equivalent share....................$ 0.08   $  0.10   $   0.16  $    0.28

  Common and common equivalent shares....9,073     8,821      9,077      8,854

The accompanying notes are an integral part of the financial statements.





MORRISON FRESH COOKING, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                    Twenty-Six Weeks Ended
                                                   Nov 30, 1996 Dec 2, 1995

Operating Activities:
Net Income........................................   $   1,485    $ 2,507
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................       4,840     5,342
  (Gain)/loss on disposition and write-down of assets      255       164
  Deferred income taxes...........................         615       194
  Changes in operating assets and liabilities:
    (Increase)/decrease in receivables............         255       (74)
    (Increase) in inventories.....................        (426)      (29)
    (Increase)/decrease in prepaid and other
      assets......................................        (748)      250
    Decrease in accounts payable, accrued
      and other liabilities.......................      (2,617)   (2,165)
    Decrease in income taxes payable..............           0       (11)

Net cash provided by operating activities.........       3,659     6,178

Investing activities:
Purchases of property and equipment...............      (7,713)   (7,705)
Proceeds from disposal of assets..................          17        65
Other, net........................................         126      (512)

Net cash used by investing activities.............      (7,570)   (8,152)

Financing activities:
Principal payments on capital leases..............         (54)      (37)
Net transfers from Morrison Restaurants Inc.......           0     2,198
Short-term borrowings.............................       5,386         0
Proceeds from option exercises....................         341         0
Dividends paid....................................      (1,626)        0

Net cash provided by financing activities.........       4,047     2,161

Increase in cash and short-term
  investments.....................................         136       187
Cash and short-term investments:
  Beginning of period.............................       1,561     1,632

  End of period...................................    $  1,697  $  1,819

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

NOTE C - EARNINGS PER SHARE
_______________________________________________________________________

Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. For periods prior to the distribution, shares outstanding were based on the number of shares of Morrison Restaurants Inc. common stock outstanding adjusted using the 1-for-4 distribution ratio.





                                ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________________________
GENERAL

The Company reported net income from operations of $0.7 million and $1.5 million for the thirteen and twenty-six week periods ended November 30, 1996, compared with net income of $0.8 and $2.5 million reported for the corresponding periods of the prior fiscal year. The Company operated 21 fewer units compared to the same thirteen week period in the prior year, primarily due to the 22 units closed in conjunction with the restructuring in the third quarter of fiscal 1996.

The following table shows year-to-date restaurant openings and closings as well as total restaurants open at the end of the second quarter.

                            To-Date           To-Date        Total Open at End
                            Openings          Closings       of Second Quarter
                         Fiscal  Fiscal    Fiscal  Fiscal     Fiscal  Fiscal
                          1997    1996      1997    1996       1997    1996

     Traditional           0       0         1       3          132     140
     Small/contemporary    1       3         0       0           10       7
     Buffets               0       0         0       0            3       4
     QSRs                  1       3         0       0           11      26

The Company opened one small cafeteria and reopened one QSR in the second quarter of fiscal 1997. In addition, it anticipates opening one new location and closing two existing locations during the remainder of fiscal 1997. The Company operated 156 locations at the end of the quarter.





RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of sales for the periods indicated.

                                       For the             For the
                                   13 weeks ended      26 weeks ended
                                  Nov 30    Dec 2,    Nov 30,   Dec 2,
                                   1996      1995      1996      1995

Net Sales                         100.0%    100.0%    100.0%    100.0%

Operating costs and expenses:
  Cost of merchandise              28.5      28.9      28.7      28.5
  Payroll and related costs        36.6      38.7      36.6      37.6
  Other operating costs            22.5      19.8      21.9      20.7
  Depreciation and amortization     3.9       4.0       3.8       3.9
  Selling, general and
    administrative                  6.7       6.6       7.1       6.3
  Interest expense (income), net    0.1       0.0       0.0      (0.1)

Total operating costs              98.3      98.0      98.1      96.9

Income from operations before
  taxes                             1.8       2.0       1.9       3.1

Provision for income taxes          0.7       0.8       0.7       1.3

Net income                          1.1%      1.2%      1.2%      1.8%

_______________________________________________________________________
Company Restaurant Sales:

Company restaurant sales decreased $5.0 million or 7.4% to $62.9 million for the quarter and decreased $11.9 million or 8.6% to $126.1 for the twenty-six weeks ended November 30, 1996. These decreases are the result of there being 21 fewer units at the end of the current quarter compared to the same quarter of the prior year. Also, same store sales were down 2.8% for the quarter due to decreased customer traffic attributable to industry-wide customer trends, severe weather in Florida and South Carolina, net of a price increase implemented in mid-October.
_______________________________________________________________________
Cost  of  Merchandise, Payroll and Related Costs  and  Other  Operating
Costs:

Cost of merchandise decreased as a percentage of sales for the quarter but increased slightly for the twenty-six weeks from the comparable periods in the prior year. For the quarter cost of merchandise increased 40 basis points due to inflationary pressures, offset by the retail price increase taken in mid-October.

Payroll and related costs decreased as a percentage of sales from the same periods in the prior year. This decrease was due to a reduction in the use of overtime, an increased use of part-time labor and a reduction in bonuses associated with profit performance for the quarter. Fringe benefit costs decreased due to a workers' compensation rate decline as a result of recent favorable claims experience. This decrease was partially offset by the increase in the federal minimum wage rate which became effective on October 1, 1996.

Other operating costs increased as a percentage of sales primarily due to an increase in accruals for unit closure expenses in the current quarter compared to the same quarter of the prior year. There were also slight increases in other operating expenses associated with becoming a separate company.

Selling, general and administrative costs increased as a percentage of sales from the prior year due to the increased number of restaurant supervisory positions aimed at improving management's control of operations.

Depreciation expense has decreased slightly as a percentage of sales compared to the same period of the prior year as a result of the closure of 21 locations since the same quarter of the prior year.
_______________________________________________________________________
Interest Expense (Interest Income), net:
Interest expense increased as a percentage of sales due to short-term borrowing expense incurred during the quarter, primarily to fund new construction and the remodeling of old units. In the prior year, interest expense was incurred by Morrison Restaurants Inc.
_______________________________________________________________________
Income Taxes

The effective income tax rate on continuing operations for the thirteen weeks ended November 30, 1996 was 37.4%, as compared to 39.3% for the same period of the prior year. This decrease is due to lower tax rates in the southern geographic regions where the Company operates exclusively. Also, the federal rate was reduced from 35% to 34% based on the expected annual income of the separate Company.
_______________________________________________________________________
Earnings per Share

Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. For periods prior to the distribution, shares outstanding were based on the number of shares of Morrison Restaurants Inc. common stock outstanding adjusted using the 1-for-4 distribution ratio.





LIQUIDITY AND CAPITAL RESOURCES
_______________________________________________________________________

Total assets at November 30, 1996 were $84.4 million, a $2.0 million increase from $82.4 million as of the prior fiscal year end. Net property and equipment increased $1.5 million from June 1, 1996.

Total liabilities at November 30, 1996 were $44.3 million, a $1.7 million increase from $42.6 as of the end of the prior fiscal year. Current liabilities have increased $3.6 million, primarily due to short-term borrowings on the Company's line of credit.

At November 30, 1996 the Company had $5.4 million in borrowings on a revolving line of credit of $15.0 million. This line is subject to periodic review by the bank and may be canceled by the Company at any time.

Cash dividends paid during the second quarter of fiscal year 1997 amounted to $0.8 million or $0.09 per share.


Note Regarding Forward-Looking Information

The foregoing sections contains "forward-looking" statements which represent the Company's expectations or beliefs concerning results and growth during the remainder of fiscal year 1997. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: general economic conditions; consumer spending trends; mall traffic trends; increased competition in the restaurant industry; and changes in the laws and regulations affecting labor and employee benefits.



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

ITEM 4
______________________________________________________________
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the first Annual Meeting of Shareholders held on September 25, 1996, the shareholders of the Company elected Class I Directors to serve a three year term on the Board, and approved an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares available for issuance and to increase the limit on the number of shares that may be subject to awards granted to certain employees during any fiscal year. The results of the voting were as follows:

PROPOSAL 1
                                                  Authority
Director Nominees                For        %     Withheld    %
     E. Eugene Bishop         6,490,318   99.08    59,708    0.92
     Christopher P. Elliott   6,441,816   98.35   108,207    1.65
     Arthur R. Outlaw         6,490,058   99.08    59,964    0.92

The other members of the Board of Directors are:
     Ronnie L. Tatum
     Dolph W. von Arx
     J. Veronica Biggins
     Dr. Donald Ratajczak

                                Against/
PROPOSAL 2             For      Withhold  Abstained  Non-Votes
Amend 1996 Stock
Incentive Plan      3,820,236  2,498,402   75,702    2,492,005

ITEM 5
______________________________________________________________
OTHER INFORMATION

At its quarterly meeting held on December 20, 1996, the Board of Directors declared a cash dividend of $0.09 per share, payable on January 31, 1997 to shareholders of record as of January 10, 1997.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K
______________________________________________________________

EXHIBITS

The following exhibits are filed as part of this report.

     Exhibit No.

        11     Computation of Primary and Fully Diluted
               Earnings Per Share

        27     Financial Data Schedule


REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended November 30, 1996.



                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MORRISON FRESH COOKING, INC.
(Registrant)





01/13/97                  /s/ Craig D. Nelson
 DATE                   CRAIG D. NELSON
                      Senior Vice President, Finance
                      (Senior Vice President and
                      Principal Accounting Officer)






                         EXHIBIT INDEX


Exhibit
Number       Description


11             Computation of Primary and Fully Diluted
               Earnings Per Share

27             Financial Data Schedule