Form 10-Q
period 1997-03-01
MORRISONS FRESH COOKING INC /GA
filed 1997-04-15
CIK 1007783

1


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 1, 1997

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

                           9,047,821
(Number of shares of $0.01 par value common stock outstanding as of March 24, 1997)









                                 INDEX

                                                        Page
                                                       Number

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      BALANCE SHEETS AS OF MARCH 1,
      1997 AND JUNE 1, 1996............................  3

      STATEMENTS OF OPERATIONS FOR THE
      THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
      MARCH 1, 1997 AND MARCH 2, 1996..................  4

      STATEMENTS OF CASH FLOWS FOR THE
      THIRTY-NINE WEEKS ENDED MARCH 1,
      1997 AND MARCH 2, 1996...........................  5

      NOTES TO FINANCIAL
      STATEMENTS.......................................  6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................   7-10

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................  11

ITEM 2. CHANGES IN SECURITIES.......................... NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................ NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS............................... NONE

ITEM 5. OTHER INFORMATION..............................  11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  11-12

SIGNATURES.............................................  12








                    PART I - FINANCIAL INFORMATION
                                ITEM 1
MORRISON FRESH COOKING, INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
                                                    MARCH 1, 1997 JUNE 1, 1996
                                                     (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and short-term investments...........      $      749      $1,561
   Receivables - accounts and notes (net).....          1,989       1,907
   Inventories................................          2,482       2,416
   Prepaid other expenses.....................          2,444       1,791
   Current deferred income tax benefit........          4,978       5,605
        Total current assets.................          12,642      13,280

PROPERTY AND EQUIPMENT - at cost.................     161,365     154,942
  Less accumulated depreciation and amortization     (100,473)    (95,828)
                                                       60,892      59,114
DEFERRED INCOME TAX BENEFITS......................      1,861       2,226
OTHER ASSETS......................................      7,218       7,820

          TOTAL ASSETS............................ $   82,613   $  82,440

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................      $   7,266   $   9,579
  Accrued liabilities (see Note D)............         23,050      17,455
          Total current liabilities...............     30,316      27,034

CAPITAL LEASE OBLIGATIONS.........................        688         775
EMPLOYEE BENEFIT OBLIGATIONS......................      7,858       8,620
OTHER DEFERRED LIABILITIES........................      3,667       6,167

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value (100,000 shares
      authorized; 9,048 shares issued).............        90          90
      Capital in excess of par value...............    40,673      40,279
      Accumulated deficit..........................      (323)        (70)
                                                       40,440      40,299
      Less common stock held in treasury - at cost
        (54 shares @ 03/01/97)
        (48 shares @ 06/01/96)                           (356)       (455)
                                                       40,084      39,844

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. $  82,613   $  82,440

The accompanying notes are an integral part of the financial statements.


MORRISON FRESH COOKING, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)


                                      Thirteen Weeks         Thirty-nine Weeks
                                          Ended                  Ended
                                      Mar 1,     Mar 2,      Mar 1,   Mar 2,
                                      1997       1996        1997     1996

Net sales.............................$ 61,921 $ 65,260  $ 188,056   $ 203,278

Operating costs and expenses:
   Cost of merchandise................  16,920   18,386    53,107       57,688
   Payroll and related costs..........  23,481   25,622    69,563       77,521
   Other operating costs..............  13,966   12,478    41,616       41,066
   Depreciation and amortization......   2,508    2,755     7,348        8,097
   Selling, general and administrative   3,860    4,873    12,841       13,601
   Loss on impairment of assets.......       0   13,789         0       13,789
   Restructure costs..................       0    8,290         0        8,290
   Interest expense, net..............      77      124       107           15

                                        60,812   86,317   184,582      220,067

Income (loss) before income taxes....    1,109  (21,057)    3,474      (16,789)

  Provision for (benefit from) federal
  and state income taxes.............      408   (7,935)    1,288       (6,174)

    Net income (loss) ................$    701 $(13,122)  $ 2,186   $  (10,615)


Earnings per common and common
  equivalent share....................$   0.08  $ (1.49)  $  0.24   $    (1.20)

Common and common equivalent shares..... 9,072    8,760     9,083        8,823

The accompanying notes are an integral part of the financial statements.



MORRISON FRESH COOKING, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                       Thirty-Nine Weeks Ended
                                                       Mar 1, 1997 Mar 2, 1996

Operating Activities:
Net Income (Loss).................................      $   2,186  $ (10,615)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................          7,348      8,097
  Loss on disposition and write-down of assets                172     15,182
  Deferred income taxes...........................            992     (3,839)
  Other, net......................................              0       (541)
  Changes in operating assets and liabilities:
    Increase in receivables.......................            (82)      (57)
    (Increase)/decrease in inventories............            (66)      569
    (Increase)/decrease in prepaid and other
      assets......................................            (51)      753
    (Decrease)/increase in accounts payable, accrued
      and other liabilities.......................         (6,417)      982
    Increase in income taxes payable..............              0     1,038


Net cash provided by operating activities.........          4,082    11,569

Investing activities:
Purchases of property and equipment...............        (10,479)  (12,443)
Proceeds from disposal of assets..................            129     1,124
Other, net........................................             99    (2,193)


Net cash used by investing activities.............        (10,251)  (13,512)

Financing activities:
Principal payments on capital leases..............            (64)      (56)
Net transfers from Morrison Restaurants Inc.......              0     2,198
Short-term borrowings.............................          7,466         0
Proceeds from option exercises....................            394         0
Dividends paid....................................         (2,439)        0


Net cash provided by financing activities.........          5,357     2,142

Increase/(decrease) in cash and short-term
  investments.....................................           (812)      199
Cash and short-term investments:
  Beginning of period.............................          1,561     1,632

  End of period...................................      $     749  $  1,831

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

NOTE D - CREDIT FACILITY
_______________________________________________________________________

The  Company  has  a  line  of credit facility which  contains  various financial covenants such as net worth requirements, fixed charge coverage ratios and the number of days the facility is required to remain unused during a given period. At March 1, 1997, the Company had $7.47 million in borrowings under this $15 million line of credit facility included in accrued liabilities. The Company's fixed charge coverage ratio for the third quarter of fiscal 1997 was 1.41:1 and, therefore, at March 1, 1997, the Company was not in compliance with the fixed charge coverage ratio requirement of 1.50:1. Subsequent to the end of the quarter, the Company and the lender have entered into an amendment to this line of credit facility to waive any past non-compliance and to modify certain covenants, including the fixed charge coverage ratio covenant, and to change the committed portion of the facility to $10 million with a non-committed facility of $5 million. The $10 million commitment is subject to reduction in the event of the sale of significant assets by the Company. Also, the interest rate on the line of credit was increased to prime rate as a result of this modification. The Company is currently negotiating with various other financial institutions and expects to replace this line of credit with
another   credit  facility  more  suitable  to  the  Company's  capital requirements and financing needs prior to the end of the first quarter of fiscal 1998.



                                ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________________________
GENERAL

The Company reported net income from operations of $0.7 million and $2.2 million for the thirteen and thirty-nine week periods ended March 1, 1997, compared with a net loss of $(13.1) and $(10.6) million reported for the corresponding periods of the prior fiscal year. The Company operated four fewer units compared to the same thirteen week period in the prior year.

The following table shows year-to-date restaurant openings and closings as well as total restaurants open at the end of the third quarter.

                            To-Date           To-Date       Total Open at End
                            Openings          Closings      of Third Quarter
                         Fiscal  Fiscal    Fiscal  Fiscal     Fiscal Fiscal
                          1997    1996      1997    1996       1997   1996

      Traditional           0       0         4       7        129     136
      Small/contemporary    2       4         0       0         11       8
      Buffets               0       0         0       1          3       3
      QSRs                  1       3         0      15         11      11

      Total                 3       7         4      23        154     158

The Company closed three traditional cafeterias and opened one small cafeteria in the third quarter of fiscal 1997. There are no anticipated openings or closings in the fourth quarter of fiscal 1997. The Company operated 154 locations at the end of the quarter.

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of sales for the periods indicated.

                                       For the             For the
                                   13 weeks ended      39 weeks ended
                                  Mar 1,    Mar 2,    Mar 1,    Mar 2,
                                   1997      1996      1997      1996

Net Sales                         100.0%    100.0%    100.0%    100.0%

Operating costs and expenses:
  Cost of merchandise              27.3      28.2      28.2      28.4
  Payroll and related costs        37.9      39.3      37.0      38.1
  Other operating costs            22.6      19.1      22.1      20.2
  Depreciation and amortization     4.1       4.2       3.9       4.0
  Selling, general and
    administrative                  6.2       7.5       6.9       6.7
  Loss on impairment of assets      0.0      21.1       0.0       6.8
  Restructure  costs                0.0      12.7       0.0       4.1
  Interest expense                  0.1       0.2       0.1       0.0

Total operating costs              98.2     132.3      98.2     108.3

Income (loss) from operations
  before taxes                      1.8     (32.3)      1.8      (8.3)

Provision for (benefit from)
  income taxes                      0.7     (12.2)      0.6      (3.0)

Net income (loss)                   1.1%    (20.1)%     1.2%     (5.3)%

_______________________________________________________________________
Company Restaurant Sales

Company restaurant sales decreased $3.3 million or 5.1% to $61.9 million for the quarter and decreased $15.2 million or 7.5% to $188.1 for the thirty-nine weeks ended March 1, 1997. At the end of the third quarter of fiscal 1997, the Company operated four fewer units as compared with the same period of the prior fiscal year. Same store sales were equal to the same quarter of the prior year. The stabilization is attributed to the price increase implemented in October of 1996.
_______________________________________________________________________
Cost  of  Merchandise, Payroll and Related Costs  and  Other  Operating
Costs

Cost of merchandise decreased as a percentage of sales for the quarter and for the thirty-nine weeks from the comparable periods in the prior year. For the quarter, cost of merchandise decreased 90 basis points due to the retail price increase taken in October of 1996, and a slight increase in volume discounts and vendor rebates.

Payroll and related costs for the quarter and the thirty-nine weeks ended decreased as a percentage of sales from the same periods in the prior year. This decrease was due to a reduction in management labor, a reduction in the use of full-time labor and increased use of part-time labor. The increased use of part-time labor contributed to a decrease in the wage rate and the associated fringe benefit costs. Workers' compensation expense also decreased as a result of improved claims experience. The decrease in payroll costs was partially offset by the increase in the federal minimum wage rate for the 1997 periods which became effective on October 1, 1996.

Other operating costs increased as a percentage of sales primarily due to the utilization of accruals for unit closing expenses in the same quarter of the prior year and increases in other operating expenses as a result of the Company operating as a separate company.

Depreciation expense decreased slightly as a percentage of sales compared to the same period of the prior year as a result of reduced depreciation associated with asset write-downs in the same quarter of the prior year.

Selling, general and administrative costs decreased as a percentage of sales from the prior year primarily due to a reduction in advertising expense for the year. This decrease was partially offset by an increase in management labor due to additional supervisory operations positions compared to the same quarter of the prior year.
_______________________________________________________________________
Interest Expense (Interest Income), net

In the prior year periods interest expense was incurred by Morrison Restaurants Inc. Interest expense for the fiscal 1997 periods is associated with borrowings on the Company's line of credit.
_______________________________________________________________________
Income Taxes

The effective income tax rate on continuing operations for the thirteen weeks ended March 1, 1997 was 36.8%, as compared to 37.7% for the same period of the prior year. This decrease is due to lower tax rates in the southern geographic regions where the Company operates exclusively, in the prior year the Company used a blended state tax rate of Morrison Restaurants Inc. Also, the federal rate was reduced from 35% to 34% based on the expected annual income of the separate Company.
_______________________________________________________________________
Earnings per Share

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


LIQUIDITY AND CAPITAL RESOURCES
_______________________________________________________________________

Total assets at March 1, 1997 were $82.6 million, a $0.2 million increase from $82.4 million as of the prior fiscal year end. Net property and equipment increased $1.8 million from June 1, 1996.

Total liabilities at March 1, 1997 were $42.5 million, a $0.1 million decrease from $42.6 as of the end of the prior fiscal year. Current liabilities have increased $3.3 million, primarily due to short-term borrowings on the Company's line of credit.

At March 1, 1997, the Company had $7.47 million in borrowings under its line of credit facility included in accrued liabilities. The Company is currently negotiating with various other financial institutions and expects to replace this line of credit with another credit facility more suitable to the Company's capital requirements and financing needs prior to the end of the first quarter of fiscal 1998. See Note D to the financial statements for more information.

Cash dividends paid during the third quarter of fiscal year 1997 amounted to $0.8 million or $0.09 per share.


KNOWN EVENTS, UNCERTAINTIES AND TRENDS
_______________________________________________________________________

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods' earnings per share. The impact of this statement is not expected to result in a material change in the Company's earnings per share.

Note Regarding Forward-Looking Information

The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning results and growth during the remainder of fiscal year 1997. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: general economic conditions; consumer spending trends; mall traffic trends; increased competition in the restaurant industry; the ability to obtain suitable financing; and changes in the laws and regulations affecting labor and employee benefits.


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

ITEM 5
______________________________________________________________
OTHER INFORMATION

At its quarterly meeting held on March 27, 1997, the Board of Directors declared a cash dividend of $0.09 per share, payable on April 30, 1997 to shareholders of record as of April 11, 1997.

On April 4, 1997, Christopher P. Elliott resigned as President and Chief Operating Officer of the Company and its Board of Directors effective immediately. Ronnie Tatum, Chief Executive Officer, will assume Mr. Elliott's duties on a permanent basis. No search for a replacement will be made. Also effective on this date was the resignation of Scears Lee, III Vice President of Human Resources. A search for his replacement is underway.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
______________________________________________________________

EXHIBITS

The following exhibits are filed as part of this report.
     Exhibit No.

        11     Computation of Primary and Fully Diluted
               Earnings Per Share

        27     Financial Data Schedule

        99 Waiver and Amendment No. 1 to Credit Agreement dated as of April 8, 1997 by and between the Registrant and SunTrust Bank, Atlanta


REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 1, 1997.









                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MORRISON FRESH COOKING, INC.
(Registrant)





04/15/97                  /s/ Craig D. Nelson
 DATE                   CRAIG D. NELSON
                      Senior Vice President, Finance
                      (Senior Vice President and
                      Principal Accounting Officer)






                         EXHIBIT INDEX


Exhibit
Number       Description


11             Computation of Primary and Fully Diluted
               Earnings Per Share

27             Financial Data Schedule

99 Waiver and Amendment No. 1 to Credit Agreement dated as of April 8, 1997 by and between the Registrant and SunTrust Bank, Atlanta