Form 10-K
period 1997-05-31
MORRISON FRESH COOKING INC /GA
filed 1997-08-22
CIK 1007783

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 31, 1997
                              OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 8, 1997 as reported on the New York Stock Exchange, was approximately $43,353,352. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 8, 1997 was 9,248,715.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 are incorporated by reference into Parts I and II.

Portions  of  the  Registrant's definitive proxy statement  dated
August 20, 1997 are incorporated by reference into Part III.


                           INDEX

                           PART I
                                                          Page
                                                         Number

Item 1.   Business                                       4 - 10

Item 2.   Properties                                         11

Item 3.   Legal Proceedings                                  12

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   12

          Executive Officers of the Company             12 - 13

                          PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                        14

Item 6.   Selected Financial Data                            14

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      14

Item 8.   Financial Statements and Supplementary Data        14

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             14

                          PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                         15

Item 11.  Executive Compensation                             15

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              15

Item 13.  Certain Relationships and Related Transactions     15

                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                           16 - 20





PART I

Item 1.     Business.
__________________________________________________________________
Introduction

Morrison   Fresh  Cooking,  Inc.  (the  "Company"   or   "MFCI"),
incorporated  in  1995  in Atlanta, Georgia,  owns  and  operates cafeterias, buffets and mall food court locations in the southeastern and mid-Atlantic regions of the United States. As of May 31, 1997, the Company operated a total of 154 units, consisting of 129 traditional cafeterias, 11 small cafeterias, 11 mall food court units and three buffets located in 13 states, making it one of the largest cafeteria companies in the Southeast.

Prior to March 1996, the Company comprised the family dining business of Morrison Restaurants Inc. ("MRI"). On March 7, 1996, the shareholders of MRI approved the distribution of the common stock of MFCI to its shareholders (the "Distribution"). The effective date of the Distribution was March 9, 1996; MRI shareholders received one share of the Company's common stock for every four shares of MRI common stock then held.

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

MRI, the former parent company, was founded in 1920 as a unique cafeteria concept in Mobile, Alabama. In 1928, with just eight cafeterias, the company had its first and only public stock offering. The first cash dividend on the common shares was declared in 1936, and dividends have been paid continuously for 61 years.
___________________________________________________________________
Concept

The Company operates in the "home-meal replacement" (also known as "comfort" food) segment of the restaurant industry. The Company's services appeal to customers seeking complete meals at affordable prices, in a convenient and home-like setting. While industry observers have labeled "home-meal replacement" as a trend of the 1990's, Morrison Fresh Cooking, Inc. has been operating in this market segment for 77 years.
___________________________________________________________________
Strategy

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

The Company serves in excess of 42 million meals a year to a customer base in the southeast and mid-Atlantic regions. In the 1997 American Bus Association's annual survey of tour operators, the Company was rated as one of the Association's most favorite restaurant chains. In addition, the National Motor Coach Network rated the Company second in their 1997 survey. MFCI's meals are classic, all-American and freshly prepared, and are made from scratch according to their time tested recipes. Each day's menu offers the customer a wide variety of selections: fresh salads, home-style entrees, freshly prepared vegetables, daily baked breads, and home-baked pies or other desserts.

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

The traditional cafeteria, located in a shopping mall or on a free-standing site (both convenient to shopping and business developments as well as to residential areas), is approximately 10,000 square feet and seats approximately 250 customers. The new smaller cafeteria offers a contemporary appearance, featuring a new serpentine serving area that creates an open, airy environment to enhance viewing of the menu items by the customer. The small cafeterias are built in a contemporary design ranging from 6,200 to 6,800 square feet and seat approximately 180 guests. The dining area, accompanied by booths and wooden tables and chairs, creates a comfortable at-home atmosphere, and is intended to appeal to a broader, younger market. The small cafeterias are designed to provide convenient, customer-friendly take-out services.

The mall food court units or quick service restaurants ("QSRs") are 600 to 1,200 square foot dining facilities, located primarily in the mid-Atlantic states. They feature many traditional menu selections for which MFCI is more commonly known, along with some new items. The QSRs offer several bundled value meal combinations in addition to a la carte pricing for selected items.

The Company is undergoing a modernization program for its existing core cafeterias in order to improve their appeal to a larger customer base and increase the efficiency and customer-friendliness of the cafeterias' service lines. MFCI intends to continue remodeling efforts by concentrating on its units in demographic areas where this enhanced atmosphere would achieve the greatest results.
___________________________________________________________________
Research and Development

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

The Company, Morrison Health Care, Inc. ("MHCI") and Ruby Tuesday, Inc. ("RTI"), successor to MRI, have formed MRT Purchasing, LLC, a Georgia limited liability company ("MRT"), to serve as a purchasing cooperative, to maintain the volume purchasing bargaining position enjoyed by MRI prior to the Distribution by pooling their collective purchasing power and coordinating the purchase of certain food, equipment and services. Pursuant to MRT's Operating Agreement, MRT serves as the purchasing agent for the three companies by arranging for the purchase of products to be made directly between each of the three companies and suppliers. MRT has complete discretion to select vendors and brands for certain designated products ("core products") and to negotiate terms of purchasing arrangements for core products, including long-term contracts. To the extent feasible, MRT concludes purchasing arrangements under which each of the three companies has independent rights and obligations. With respect to any arrangement where each company's liabilities are not independent, RTI, MHCI and the Company cross indemnify
MRT and each other with respect to their allocated share of liability for obligations to be performed and payment for goods purchased.

RTI, MHCI and the Company are obligated to purchase all core products through MRT arrangements; non-core products may be purchased independently. The three companies are committed to these purchasing arrangements for an initial term of five years from the date of Distribution, which will automatically renew for additional five year terms. RTI, MHCI or the Company may terminate its participation in these purchasing arrangements upon six months prior notice, provided, however, that it will continue to honor its commitments under any then existing contract extending beyond the termination date. Approximately 92% of the total products purchased by the Company during fiscal 1997 would have constituted "core products" under the MRT purchasing cooperative.

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

Existing long term purchasing arrangements are managed through MRT, which acts as agent for RTI, MHCI and the Company. In each case, purchasing obligations are allocated among the three companies based on past practice. To the extent feasible, MRT will seek to amend such arrangements to formalize the allocation of responsibilities and liabilities. In particular, MRI amended its agreement ("Supply Agreement") with PYA/Monarch, Inc. ("PYA") to allocate to the appropriate company certain divisional obligations to purchase from PYA a minimum percentage of produce, foodstuff and other supplies. In addition, the aggregate annual minimum dollar amount of purchases under the Supply Agreement has been allocated among RTI, MHCI and the Company.
_______________________________________________________________
Trademarks of the Company

The Company has registered trademarks and service marks with the United States Patent and Trademark Office, including the Morrison's trademark. MFCI believes that this and other related marks are of material importance to the Company's business. Registrations of the trademark Morrison's expire in 2005, unless renewed. In addition, approval is pending for the registration of the trademark "Morrison's Fresh Cooking" by MFCI.

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

The Company's marketing strategy is to increase customer and potential customers' awareness of MFCI's strengths including variety, fresh cooking, bundled meals, speed of service, and value-based pricing. MFCI's marketing efforts focus on active advertising in television, radio and print media and local store promotions. In addition, the Company is committing resources to develop marketing manuals for each of its restaurants and increase its community involvement to become more of a part of the neighborhoods in which its restaurants are located.
___________________________________________________________________
Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving line of credit, are invested in new unit expansion, the renovation of existing units and dividends.

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Shareholders.
___________________________________________________________________
Customer Dependence

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

The Company is subject to various regulations at both the state and local levels for items such as zoning, land use, sanitation, health and fire safety, all of which could delay the opening of a new restaurant or the operation of an existing unit. MFCI's business is subject to various other regulations at the federal level such as health care, minimum wage and fair labor standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

There  is no material portion of the Company's business  that  is subject  to renegotiation of profits or termination of  contracts or sub-contracts at the election of the Federal Government.
___________________________________________________________________
Environmental Compliance

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

Of the 154 Company-operated restaurants, MFCI owns the building and holds long-term land leases for 10 restaurants, owns the land and building for 13 restaurants, holds leases covering land and building for 130 restaurants and owns the land and leases the building for one unit. These leases have terms that expire on various dates over the next 20 years, and generally provide for options to renew, in some cases at adjusted rentals. The leases may provide for escalation of rent during the lease term and generally provide for additional contingent lease payments based upon sales volume. The Company has a policy to remodel units as needed. Facilities and equipment are repaired and maintained to assure their adequacy, productive capacity and utilization.

The Company's corporate headquarters for its executive and administrative personnel is located in Atlanta, Georgia in approximately 17,000 square feet of a leased building. The lease has a term ending in 1997, and annual lease payments are approximately $180,000. Additional administrative support is located in Mobile, Alabama; the lease term expires in 2001.

Additional information concerning the properties of the Company and the lease obligations of MFCI is incorporated herein by reference to Note 3 of the Notes to Financial Statements included in the Annual Report to Shareholders for the fiscal year ended May 31, 1997.

As of May 31, 1997, MFCI operated 154 locations in the following states:

Alabama             18             North Carolina      5

Florida             51             South Carolina      8

Georgia             26             Tennessee           7

Indiana             1              Virginia            16

Kentucky            5              West Virginia       1

Louisiana           2

Maryland            4

Mississippi         10

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

None.
__________________________________________________________________________
Executive Officers of the Company.

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 8, 1997 is provided below.

                                                           Executive
                                                            Officer
Name                    Age     Position with the Company    Since


Ronnie L. Tatum          57     Chief Executive Officer      1996

Craig D. Nelson          43     Senior Vice President,       1996
                                  Finance and Assistant
                                  Secretary

William M. Byrd          40     Senior Vice President,       1996
                                  Operations

Mitchell S. Block        44     Vice President,              1996
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

Craig D. Nelson is Senior Vice President of Finance and Assistant Secretary of the Company. He was Vice President, Controller of MRI's Morrison Group from July 1994 to March 1996. Mr. Nelson served as Vice President/Controller - Family Dining Division from November 1990 to July 1994. He joined MRI in 1976.

William M. Byrd is Senior Vice President of Operations of the Company. He was Vice President, Operations of MRI's Family Dining Division from October 1995 to March 1996, then of the Company until September 1996. Previously, Mr. Byrd was Regional Vice President for Daka International from July 1995 to October 1995. Prior to that he was Operations Director at the Pizza Hut Division of Pepsico.

Mitchell S. Block is Vice President, General Counsel and Secretary of the Company. Previously, he was Real Estate Attorney of MRI's Ruby Tuesday Group from April 1993 to March 1996. Prior to joining the Company, Mr. Block was Vice President, General Counsel and Secretary for Wyatt Cafeterias, Inc. in Dallas, Texas, where he worked from March 1986 to April 1993.


PART II
________________________________________________________________________
Item 5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters.

Certain information required by this item is incorporated herein by reference to Note 13 of the Notes to Financial Statements of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997.
________________________________________________________________________
Item 6.  Selected Financial Data.

The information contained under the caption "Summary of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 is incorporated herein by reference.
________________________________________________________________________
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 is incorporated herein by reference.
________________________________________________________________________
Item 8.  Financial Statements and Supplementary Data.

The following financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, are incorporated herein by reference:

     Statements of Operations - fiscal years ended May 31, 1997
       June 1, 1996 and June 3, 1995.

     Balance Sheets - As of May 31, 1997 and June 1, 1996

     Statements of Stockholders' Equity - fiscal years ended
       May 31, 1997, June 1, 1996 and June 3, 1995.

     Statements of Cash Flows - fiscal years ended May 31, 1997,
       June 1, 1996 and June 3, 1995.

     Notes to Financial Statements.
________________________________________________________________________
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III
________________________________________________________________________
Item 10. Directors and Executive Officers of the Company.

The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 20, 1997, relating to the Registrant's annual meeting of shareholders to be held on September 24, 1997.

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

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 20, 1997 relating to the Registrant's annual meeting of shareholders to be held on September 24, 1997.
________________________________________________________________________
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 20, 1997 relating to the Registrant's annual meeting of shareholders to be held on September 24, 1997.
________________________________________________________________________
Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 20, 1997 relating to the Registrant's annual meeting of shareholders to be held on September 24, 1997.


PART IV
___________________________________________________________________________
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are incorporated by reference into or are filed as a part of this report:

     1.  Financial Statements:

       The following financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                  Page Reference
                                                  in paper version
                                                  of Annual Report
                                                  to Shareholders

       Statements of Operations for the fiscal
       years ended May 31, 1997, June 1, 1996
       and June 3, 1995                                  18

       Balance Sheets as of May 31, 1997 and
       June 1, 1996                                      19

       Statements of Stockholders' Equity for
       the fiscal years ended May 31, 1997,
       June 1, 1996 and June 3, 1995                     20

       Statements of Cash Flows for the fiscal
       years ended May 31, 1997, June 1, 1996
       and June 3, 1995                                  21

       Notes to Financial Statements                22 - 31

       Report of Independent Auditors                    32


     2.  Financial statement schedules:

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


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

Exhibit
Number                 Description

3(a)      Amended  and  Restated Articles  of  Incorporation  of
          Morrison Fresh Cooking, Inc.(1)

3(b)      Bylaws of Morrison Fresh Cooking, Inc.(1)

4(a)      Specimen Common Stock Certificate.(2)

4(b)      Amended  and  Restated Articles  of  Incorporation  of
          Morrison Fresh Cooking, Inc. (see Exhibit 3(a) hereto).

4(c)      Bylaws  of  Morrison Fresh Cooking, Inc. (see  Exhibit
          3(b) hereto).

4(d)      Form  of  Rights  Agreement  between  Morrison  Fresh
          Cooking,  Inc.  and  AmSouth  Bank  of  Alabama,  as  Rights
          Agent.(2)

4(e)      Form   of   Rights  Certificate  (see  Exhibit   4(d)
          hereto).(2)

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

10(e) Form of Amended and Restated Operating Agreement of MRT Purchasing, LLC among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.(1)

Exhibit
Number                   Description

10(f)*    Form  of  Morrison Fresh Cooking, Inc. 1996 Stock  Incentive
          Plan.(2)

10(g)* Form of Morrison Fresh Cooking, Inc. Stock Incentive and Deferred Compensation Plan for Directors.(2)

10(h)*    Form of 1996 Non-Executive Stock Incentive Plan.(2)

10(i)*    Form  of Morrison Fresh Cooking, Inc. Executive Supplemental
          Pension   Plan   together  with  related   form   of   Trust
          Agreement.(2)

10(j)* Form of Morrison Fresh Cooking, Inc. Management Retirement Plan together with related form of Trust Agreement.(2)

10(k)* Form of Morrison Fresh Cooking, Inc. Salary Deferral Plan together with related form of Trust Agreement.(2)

10(l)* Form of Morrison Fresh Cooking, Inc. Deferred Compensation Plan together with related form of Trust Agreement.(2)

10(m)* Form of Morrison Fresh Cooking, Inc. Executive Group Life and Executive Accidental Death and Dismemberment Plan.(2)

10(n)*    Form   of  Morrison  Fresh  Cooking,  Inc.  Executive   Life
          Insurance Plan.(2)

10(o) Form of Indemnification Agreement to be entered into with executive officers and directors.(1)

10(p)* Form of Change of Control Agreement to be entered into with executive officers.(2)

10(q)     Non-Qualified   Stock  Option  Agreement  between   Morrison
          Restaurants Inc. and Eugene E. Bishop.(2)

10(r)     Non-Qualified   Stock  Option  Agreement  between   Morrison
          Restaurants Inc. and Samuel E. Beall, III.(2)

10(s) Credit agreement dated as of June 19, 1997 between Registrant and AmSouth Bank of Alabama.

10(t) Severance agreements dated April 4, 1997 between Registrant and Christopher P. Elliott and Scears Lee, III.

10(u) Form of Amendment Number 1 to Rights Agreement between Morrison Fresh Cooking, Inc. and SunTrust Bank, Atlanta, as successor Rights Agent to AmSouth Bank, Alabama.

10(v)* Form of First Amendment to the Morrison Fresh Cooking, Inc. Executive Supplemental Pension Plan.

Exhibit
Number                   Description

10(w)* Form of First Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan.

10(x)* Form of Second Amendment to the Morrison Fresh Cooking, Inc. Management Retirement Plan.

10(y)* Form of First Amendment to the Morrison Fresh Cooking, Inc. Deferred Compensation Plan.

10(z)* Form of Second Amendment to the Morrison Fresh Cooking, Inc. Deferred Compensation Plan.

10(aa)* Form of First Amendment to the Morrison Fresh Cooking, Inc. Salary Deferral Plan.

10(bb)* Form of Second Amendment to the Morrison Fresh Cooking, Inc. Salary Deferral Plan.

11        Statement regarding computation of per share earnings.

13        Annual Report to Shareholders for the fiscal year ended
          May 31, 1997 (only portions specifically incorporated by reference in the Form 10-K are being filed herewith).

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

*         This is a management contract or compensatory plan or arrangement.


     4.  Reports on Form 8-K:

       The Company did not file any Current Reports on Form 8-K during the quarter ended May 31, 1997.

(b)  Exhibits filed with this report are attached hereto.





                                SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MORRISON FRESH COOKING, INC.





       Date 08/22/97            By:/s/ Craig D. Nelson
                                   Craig D. Nelson
                                   Senior Vice President, Finance
                                  (Principal Accounting Officer)





       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





       Date 08/22/97            By:/s/ Dolph W. von Arx
                                   Dolph W. von Arx
                                   Chairman of the Board


       Date 08/22/97            By:/s/ Ronnie L. Tatum
                                   Ronnie L. Tatum
                                   Chief Executive Officer
                                     and Director



       Date 08/22/97            By:/s/ E. Eugene Bishop
                                   E. Eugene Bishop
                                   Director



       Date 08/22/97            By:/s/ Donald Ratajczak
                                   Dr. Donald Ratajczak
                                   Director



       Date 08/22/97            By:/s/ J. Veronica Biggins
                                   J. Veronica Biggins
                                   Director



       Date 08/22/97            By:/s/ Arthur R. Outlaw
                                   Arthur R. Outlaw
                                   Vice Chairman of the Board