Form 10-Q
period 1997-08-30
MORRISON RESTAURANTS INC /GA
filed 1997-10-10
CIK 1007783

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    AUGUST 30, 1997
                               -------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number  1-14202
                                                -------

                           MORRISON RESTAURANTS INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

            GEORGIA                                          63-1155967
-------------------------------                         --------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

     The Hartsfield Colonnade
     4893 Riverdale Road, Suite 260
     Atlanta, GA                                                   30337
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (770)991-0351
                                                    -------------

                         MORRISON FRESH COOKING, INC.
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
              if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   9,226,310
-------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of September 24, 1997)

                                     INDEX
                                     -----


                                                                           Page
                                                                          Number
                                                                          ------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF AUGUST 30,
         1997 AND MAY 31, 1997............................................  3

         STATEMENTS OF OPERATIONS FOR THE
         THIRTEEN WEEKS ENDED AUGUST 30,
         1997 AND AUGUST 31, 1996.........................................  4

         STATEMENTS OF CASH FLOWS FOR THE
         THIRTEEN WEEKS ENDED AUGUST 30,
         1997 AND AUGUST 31, 1996.........................................  5

         NOTES TO FINANCIAL
         STATEMENTS.......................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS....................................................  7-10

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS................................................ 11

ITEM 2.  CHANGES IN SECURITIES............................................ NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS................................................. NONE

ITEM 5.  OTHER INFORMATION................................................ 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 11

SIGNATURES................................................................ 12
----------

                        PART I - FINANCIAL INFORMATION


                                    ITEM 1


MORRISON RESTAURANTS INC. (f.k.a. MORRISON FRESH COOKING, INC.)
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                        AUGUST 30, 1997                  MAY 31, 1997
                                                                          (UNAUDITED)                      (AUDITED)
                                                                        ---------------                  ------------
ASSETS
CURRENT ASSETS:
   Cash and short-term investments...................................     $     664                        $   2,939
   Receivables - accounts and notes (net)............................         2,070                            1,547
   Inventories.......................................................         2,436                            2,412
   Prepaid other expenses............................................         1,372                            1,545
   Current deferred income tax benefit...............................         2,757                            5,027
                                                                          ---------                        ---------
      Total current assets...........................................         9,299                           13,470
                                                                          ---------                        ---------

PROPERTY AND EQUIPMENT - at cost.....................................       161,826                          161,734
   Less accumulated depreciation and amortization                          (101,035)                        (100,834)
                                                                          ---------                        ---------
                                                                             60,791                           60,900
DEFERRED INCOME TAX BENEFITS.........................................         6,291                            2,615
OTHER ASSETS.........................................................         7,068                            7,043
                                                                          ---------                        ---------
      TOTAL ASSETS...................................................     $  83,449                        $  84,028
                                                                          =========                        =========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..................................................     $   6,830                        $   8,212
   Short-term borrowings.............................................         8,072                            7,564
   Accrued liabilities...............................................        16,847                           14,677
                                                                          ---------                        ---------
      Total current liabilities......................................        31,749                           30,453
                                                                          ---------                        ---------
CAPITAL LEASE OBLIGATIONS............................................           532                              662
EMPLOYEE BENEFIT OBLIGATIONS.........................................         8,258                            8,285
OTHER DEFERRED LIABILITIES...........................................         4,383                            4,684

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value (100,000 shares
     authorized; 9,225 shares issued - 1998,
     9,214 shares issued - 1997).....................................            91                               90
   Capital in excess of par value....................................        41,743                           41,428
   Unearned ESOP shares..............................................          (595)                            (715)
   Accumulated deficit...............................................        (2,433)                            (593)
                                                                          ---------                        ---------
                                                                             38,806                           40,210
   Less common stock held in treasury - at cost
     (48 shares @ 08/30/97)
     (44 shares @ 05/31/97)                                                    (279)                            (266)
                                                                          ---------                        ---------
                                                                             38,527                           39,944
                                                                          ---------                        ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.                           $  83,449                        $  84,028
                                                                          =========                        =========

The accompanying notes are an integral part of the financial  statements.

MORRISON RESTAURANTS INC. (F.K.A. MORRISON FRESH COOKING, INC.)
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)

                                                                                THIRTEEN WEEKS ENDED
                                                                         -----------------------------------
                                                                         AUG. 30, 1997         AUG. 31, 1996
                                                                         -------------         -------------
Net Sales............................................................     $  61,091              $  63,246

Operating Costs and Expenses:
   Cost of merchandise...............................................        17,254                 18,284
   Payroll and related costs.........................................        23,651                 23,062
   Other operating costs.............................................        14,880                 13,528
   Depreciation and amortization.....................................         2,501                  2,374
   Selling, general and administrative...............................         4,360                  4,763
   Interest expense (income), net....................................            70                    (27)
                                                                          ---------              ---------
                                                                             62,716                 61,984
                                                                          ---------              ---------
   Income (Loss) before Income Taxes.................................        (1,625)                 1,262
   Provision for (benefit from) federal
     and state income taxes..........................................          (601)                   467
                                                                          ---------              ---------
   Net Income (Loss).................................................     $  (1,024)             $     795
                                                                          =========              =========

Earnings (Loss) per Common and Common
   Equivalent Share..................................................     $   (0.11)             $    0.09
                                                                          =========              =========
Common and Common Equivalent Shares..................................         9,082                  9,082
                                                                          =========              =========

The accompanying notes are an integral part of the financial statements.

MORRISON RESTAURANTS INC. (F.K.A. MORRISON FRESH COOKING, INC.)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                THIRTEEN WEEKS ENDED
                                                                         ----------------------------------
                                                                         AUG. 30, 1997        AUG. 31, 1996
                                                                         -------------        -------------
OPERATING ACTIVITIES:
Net Income (Loss)....................................................     $(1,024)               $  795
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.....................................       2,501                 2,374
     (Gain)loss on disposition and write-down of assets..............         (35)                   86
   Deferred income taxes.............................................      (1,170)                  255
   Changes in operating assets and liabilities:
     Increase in receivables.........................................        (523)                 (125)
     Increase in inventories.........................................         (24)                 (107)
     (Increase)/decrease in prepaid and other
        assets.......................................................         148                  (679)
     (Decrease)/increase in accounts payable, accrued
        and other liabilities........................................         460                  (216)
                                                                          -------                ------

Net cash provided by operating activities............................         333                  2,383
                                                                          -------                -------
INVESTING ACTIVITIES:
Purchases of property and equipment..................................      (2,695)                (3,777)
Proceeds from disposal of assets.....................................         339                     14
                                                                          -------                -------
Net cash used by investing activities................................      (2,356)                (3,763)
                                                                          -------                -------

Financing activities:
Principal payments on capital leases.................................        (149)                   (14)
Short-term borrowings................................................         539                  1,276
Proceeds from option exercises.......................................          72                    252
Dividends paid.......................................................        (817)                  (813)
ESOP shares released.................................................         116                      0
(Increase)/decrease in treasury stock held...........................         (13)                    35
Other (net)..........................................................           0                     43
                                                                          -------                -------
Net cash provided/(used) by financing activities.....................        (252)                   779
                                                                          -------                -------

Decrease in cash and short-term investments..........................      (2,275)                  (601)
Cash and short-term investments:
   Beginning of period...............................................       2,939                  1,561
                                                                          -------                -------

   End of period....................................................      $   664                $   960
                                                                          =======                =======

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
________________________________________________________________________________

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the notes to the financial statements included in the Company's annual report for the fiscal year ended May 31, 1997. The accompanying unaudited financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

NOTE B - EARNINGS PER SHARE
________________________________________________________________________________

Earnings per share are based on the weighted average number of shares outstanding during each quarter, excluding unallocated ESOP shares, and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds if such assumption is dilutive in effect.

NOTE C - CREDIT FACILITY
________________________________________________________________________________

At August 30, 1997, the Company had $8.0 million in borrowings under its $25 million revolving line of credit, a net increase of $0.5 million from May 31, 1997.

NOTE D - CAPITAL LEASES
________________________________________________________________________________

In June 1997, the Company settled the capital lease on a closed unit for 90% of the existing principal balance at May 31, 1997. This payment is reflected in the table of future minimum lease payments contained in Note 3 to the Financial Statements included in the Company's annual report for the fiscal year ended May 31, 1997.

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________
GENERAL

The Company reported a net loss from operations of $(1.0) million for the thirteen week period ended August 30, 1997, compared with net income of $0.8 million reported for the corresponding period of the prior fiscal year. The Company operated four fewer units compared to the same thirteen-week period in the prior year.

The following table shows year-to-date restaurant openings and closings as well as total restaurants open at the end of the first quarter.

                           TO-DATE           TO-DATE       TOTAL OPEN AT END
                           OPENINGS          CLOSINGS       OF FIRST QUARTER
                        --------------    --------------    -----------------
                        FISCAL  FISCAL    FISCAL  FISCAL     FISCAL   FISCAL
                         1998    1997      1998    1997       1998     1997
                        ------  ------    ------  -----      ------   -------
     Traditional           0       0         4       1        125      132
     Small/Contemporary    0       0         0       0         11        9
     Buffets               0       0         0       0          3        3
     QSRs                  0       0         0       0         11       10
                        ------  ------    ------  ------     ------   --------
     Total                 0       0         4       1        150      154

The Company closed four traditional cafeterias in the first quarter of fiscal 1998. The Company anticipates closing one traditional cafeteria and opening two small cafeterias during the second quarter of fiscal 1998. The Company operated 150 locations at the end of the quarter.

________________________________________________________________________________
RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of sales for the periods indicated.

                                           FOR THE
                                       13 WEEKS ENDED
                                    ---------------------
                                    AUGUST 30, AUGUST 31,
                                         1997    1996
                                         ----    ----

Net Sales                               100.0%  100.0%

Operating costs and expenses:
 Cost of merchandise                     28.2    28.9
 Payroll and related costs               38.7    36.5
 Other operating costs                   24.5    21.4
 Depreciation and amortization            4.1     3.7
 Selling, general and administrative      7.1     7.5
 Interest expense                         0.1     0.0
                                        -----   -----

Total operating costs                   102.7    98.0
                                        -----   -----

Income (loss) from operations
 before income taxes                     (2.7)    2.0

Provision for (benefit from)
 income taxes                            (1.0)    0.7
                                         -------------
Net income (loss)                        (1.7)%   1.3%
                                         =============

________________________________________________________________________________
COMPANY RESTAURANT SALES:

Company restaurant sales decreased $2.2 million, or 3.4%, to $61.1 million for the quarter ended August 30, 1997. At the end of the first quarter of fiscal 1998, the Company operated four fewer units as compared with the same period of the prior fiscal year. Same store sales were down 1.0% from the same quarter of the prior year due to a decline in customer counts, offset by price increases in October 1996 and June 1997, respectively.
________________________________________________________________________________
COST OF MERCHANDISE, PAYROLL AND RELATED COSTS AND OTHER OPERATING COSTS:

Cost of merchandise decreased as a percentage of sales for the quarter from the comparable period in the prior year. Cost of merchandise decreased 70 basis points due to the retail price increase taken in the first quarter of fiscal 1998 and in the second quarter of fiscal 1997.

Payroll and related costs for the quarter increased as a percentage of sales from the same period in the prior year. This increase was due to the increase in the federal minimum wage rate in October 1996, coupled with increased accruals for workers' compensation insurance necessary to meet actuarially projected claims. Federal minimum wage rates increased again in September 1997.

Other operating costs increased as a percentage of sales due to the increase in accruals for projected costs of closed units, as well as an increase in supply and repair costs since the same quarter of the prior year.

Depreciation expense increased as a percentage of sales compared to the same period of the prior year as a result of equipment upgrades and the Company's remodeling program.

Selling, general and administrative costs decreased as a percentage of sales from the prior year primarily due to a reduction in mass media efforts during the quarter in favor of lower cost local store marketing. This decrease was largely offset by increased costs associated with the Company's management training program and an increase in payroll costs attributable to additional supervisory operations positions. The Company eliminated 23 administrative staff positions during the quarter in order to reduce overhead expenses. In addition, three restaurant supervisory positions were eliminated during the quarter, including the Senior Vice President of Operations position.
________________________________________________________________________________
INTEREST EXPENSE (INTEREST INCOME), NET:

Interest expense for the first quarter of fiscal 1998 was associated with borrowings on the Company's line of credit. The Company's short-term borrowings increased by $6.7 million from the same period of the prior year.

________________________________________________________________________________
INCOME TAXES:

The effective income tax rate on continuing operations remained stable at 37.0% for the thirteen weeks ended August 30, 1997, as compared to the same period of the prior year.
________________________________________________________________________________
EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of shares outstanding during each quarter, excluding unallocated ESOP shares, and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds if such assumption is dilutive in effect.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES

Total assets at August 30, 1997, were $83.4 million, a $0.6 million decrease from $84.0 million as of the prior fiscal year end. Construction of four of the six small cafeterias that the Company expected to open during fiscal 1998 has been put on hold. Projected capital expenditures for the year have been adjusted accordingly from $14.8 million to $8.8 million.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In light of the results of operations in the first quarter of fiscal 1998, the Company is monitoring closely the effects of improvement plans being implemented. In the event these improvement plans are not effective, the Company may need to write down certain assets to their estimated fair value. Based on the results of future operations, the Company may also implement plans to close certain underperforming restaurants and dispose of assets. Once adopted, these plans could result in a write-down of certain assets to estimated fair value.

Total liabilities at August 30, 1997, were $44.9 million, a $0.8 million increase from $44.1 as of the end of the prior fiscal year. Current liabilities have increased $1.3 million, due to increased short-term borrowings on the Company's line of credit and the timing of payroll withholdings unremitted at quarter end.

At August 30, 1997, the Company had $8.0 million in borrowings under its line of credit facility included in current liabilities.

At its quarterly meeting held on September 24, 1997, the Board of Directors suspended the payment of cash dividends in order to reinvest funds into the Company's restaurants and revitalize its infrastructure. Cash dividends paid during the first quarter of fiscal year 1998 amounted to $0.8 million, or $0.09 per share.
________________________________________________________________________________
KNOWN EVENTS, UNCERTAINTIES AND TRENDS

NOTE REGARDING FORWARD-LOOKING INFORMATION

The foregoing section contains "forward-looking" statements which represent the Company's expectations or beliefs concerning results and growth during the remainder of fiscal year 1998. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward- looking statements including, without limitation, the following: general economic conditions; consumer spending trends; mall traffic trends; changes in food costs; increased competition in the restaurant industry; the ability to obtain suitable financing; and changes in the laws and regulations affecting labor and employee benefits.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1
________________________________________________________________________________
LEGAL PROCEEDINGS

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.


ITEM 5
________________________________________________________________________________
OTHER INFORMATION

The Company changed its name from Morrison Fresh Cooking, Inc. to Morrison Restaurants Inc. on September 5, 1997, and began trading on the New York Stock Exchange under the symbol MRN on September 8, 1997.

ITEM 6
________________________________________________________________________________
EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are filed as part of this report:

     Exhibit No.
     -----------

       11     Computation of Primary and Fully Diluted
              Earnings Per Share

       27     Financial Data Schedule

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended August 30, 1997.

                                   SIGNATURES
________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MORRISON RESTAURANTS INC.
                           -------------------------
                           (Registrant)



10/10/97                   /s/ Craig D. Nelson
--------                   ------------------------------
DATE                       CRAIG D. NELSON
                           Senior Vice President, Finance
                           (Senior Vice President and
                           Chief Financial Officer)

                                 EXHIBIT INDEX
________________________________________________________________________________

Exhibit
Number      Description
-------  ---------------------------------------------------

11       Computation of Primary and Fully Diluted Earnings Per Share

27       Financial Data Schedule