Form 10-Q
period 1997-11-29
MORRISON RESTAURANTS INC /GA
filed 1998-01-13
CIK 1007783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    NOVEMBER 29, 1997
                               ------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                     Commission file number   1-14202
                                            ---------------

                           MORRISON RESTAURANTS INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            GEORGIA                         63-1155967
-------------------------------      --------------------------
(State of other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

     The Hartsfield Colonnade
  4893 Riverdale Road, Suite 260
           Atlanta, GA                                 30337
-----------------------------------                 -----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (770)991-0351
                                                    -------------

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .
                                        ----    ----

                                   9,229,020
      -------------------------------------------------------------------
      (Number of shares of $0.01 par value common stock outstanding as of
                              December 19, 1997)

                                     INDEX
                                     -----

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                         Page
                                                        Number
                                                        ------

ITEM 1. FINANCIAL STATEMENTS

        BALANCE SHEETS AS OF NOVEMBER 29,
        1997 AND MAY 31, 1997. .........................  3

        STATEMENTS OF INCOME FOR THE
        THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
        NOVEMBER 29, 1997 AND NOVEMBER 30, 1996.. ......  4

        STATEMENTS OF CASH FLOWS FOR THE
        TWENTY-SIX WEEKS ENDED NOVEMBER 29,
        1997 AND NOVEMBER 30, 1996................. ....  5

        NOTES TO FINANCIAL STATEMENTS...................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................  7-10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK..............................  10

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS..............................  11

ITEM 2. CHANGES IN SECURITIES..........................  11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................  11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...............................  11

ITEM 5. OTHER INFORMATION..............................  11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............  12

SIGNATURES.............................................  13
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

MORRISON RESTAURANTS INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                   NOV 29, 1997                MAY 31, 1997
                                                   (UNAUDITED)                  (AUDITED)
                                                   ------------                ------------
ASSETS
CURRENT ASSETS:
  Cash and short-term investments................     $   1,373                 $   2,939
Receivables - accounts and notes (net)...........         1,664                     1,547
  Inventories....................................         2,649                     2,412
Prepaid other expenses...........................         1,358                     1,545
Current deferred income tax benefit..............         2,982                     5,027
                                                      ---------                 ---------
Total current assets.............................        10,026                    13,470
                                                      ---------                 ---------

PROPERTY AND EQUIPMENT - at cost.................       161,501                   161,734
Less accumulated depreciation....................      (101,389)                 (100,834)
                                                      ---------                 ---------
                                                         60,112                    60,900
DEFERRED INCOME TAX BENEFITS.....................         7,140                     2,615
OTHER ASSETS.....................................         7,340                     7,043
                                                      ---------                 ---------

    TOTAL ASSETS.................................     $  84,618                 $  84,028
                                                      =========                 =========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................     $   8,123                 $   8,212
  Accrued liabilities............................        14,902                    14,677
  Short-term borrowings..........................        11,137                     7,461
  Current portion of capital lease obligations               76                       103
                                                      ---------                 ---------
    Total current liabilities....................        34,238                    30,453
                                                      ---------                 ---------

CAPITAL LEASE OBLIGATIONS........................           519                       662
EMPLOYEE BENEFIT OBLIGATIONS.....................         8,430                     8,285
OTHER DEFERRED LIABILITIES.......................         4,575                     4,684

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value (100,000 shares
   authorized; 9,229 shares issued - 1998,
   9,214 shares issued - 1997)...................            92                        90
  Capital in excess of par value.................        41,740                    41,428
  Unearned ESOP shares...........................          (484)                     (715)
  Accumulated deficit............................        (4,209)                     (593)
                                                      ---------                 ---------
                                                         37,139                    40,210
Less common stock held in treasury - at cost
 (49 shares @ 11/29/97)
   (44 shares @ 05/31/97)                                  (283)                     (266)
                                                      ---------                 ---------
                                                         36,856                    39,944
                                                      ---------                 ---------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  84,618                 $  84,028
                                                     ============               =========

   The accompanying notes are an integral part of the financial statements.

MORRISON RESTAURANTS INC.
STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)


                                          Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                      ----------------------------   --------------------------
                                       Nov 29, 1997  Nov 30, 1996    Nov 29, 1997  Nov 30, 1996
                                       ------------  ------------    ------------  ------------
Revenues...............................   $59,816       $62,889         $120,907      $126,135

Operating Costs and Expenses:
  Cost of merchandise..................    16,945        17,903           34,199        36,187
  Payroll and related costs............    24,057        23,020           47,708        46,082
  Other operating costs................    15,402        14,122           30,282        27,650
  Depreciation.........................     2,505         2,466            5,006         4,840
  Selling, general and administrative       3,620         4,218            7,980         8,981
  Interest expense, net................       119            57              189            30
                                          -------       -------         --------      --------
                                           62,648        61,786          125,364       123,770
                                          -------       -------         --------      --------
Income (Loss) before Income Taxes......    (2,832)        1,103           (4,457)        2,365
Provision for (benefit from) federal
  and state income taxes...............    (1,056)          413           (1,657)          880
                                          -------       -------         --------      --------

 Net Income (Loss).....................   $(1,776)      $   690         $ (2,800)     $  1,485
                                          =======       =======         ========      ========
Earnings (Loss) per Common and Common
 Equivalent Share......................   $ (0.19)      $  0.08         $  (0.31)     $   0.16
                                          =======       =======         ========      ========
Common and Common Equivalent Shares.....    9,112         9,073            9,097         9,077
                                          =======       =======         ========      ========

The accompanying notes are an integral part of the financial statements.

MORRISON RESTAURANTS INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                    Twenty-Six Weeks Ended
                                                  --------------------------
                                                  Nov 29, 1997  Nov 30, 1996
                                                  ------------  ------------
OPERATING ACTIVITIES:
Net Income (Loss)................................   $(2,800)        $1,485
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation....................................     5,006          4,840
 Loss on disposition of assets...................        62            255
 Deferred income taxes...........................    (2,480)           615
 Changes in operating assets and liabilities:
  (Increase)/decrease in receivables.............      (140)           255
  Increase in inventories........................      (237)          (426)
  Increase in prepaid and other assets...........       (86)          (748)
  Increase/(decrease) in accounts payable,
     accrued and other liabilities...............       172         (2,617)
                                                    -------        -------
Net cash provided (used) by operating activities..     (503)         3,659
                                                    -------        -------

INVESTING ACTIVITIES:
Purchases of property and equipment...............   (6,021)        (7,713)
Proceeds from disposal of assets..................    1,739             17
Other, net........................................        0             14
                                                    -------        -------
Net cash used by investing activities.............   (4,282)        (7,682)
                                                    -------        -------

Financing activities:
Principal payments on capital leases..............     (170)           (54)
Short-term borrowings.............................    3,676          5,386
Proceeds from option exercises....................      270            341
Dividends paid....................................     (817)        (1,626)
ESOP shares released..............................      276              0
(Increase)/decrease in treasury stock held........      (16)           112
                                                    -------        -------
Net cash provided/(used) by financing activities..    3,219          4,159
                                                    -------        -------
Increase (decrease) in cash and short-term
  investments.....................................   (1,566)           136
Cash and short-term investments:
  Beginning of period.............................    2,939          1,561
                                                    -------        -------

  End of period...................................  $ 1,373        $ 1,697
                                                    =======        =======

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

NOTE B - EARNINGS PER SHARE
--------------------------------------------------------------------------------

Earnings per share are based on the weighted average number of shares outstanding during each quarter, excluding unallocated ESOP shares, and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds if such assumption is dilutive in effect.

NOTE C - CREDIT FACILITY
--------------------------------------------------------------------------------

At November 29, 1997, the Company had $11.1 million in borrowings under its $25.0 million revolving line of credit, a net increase of $3.6 million from May 31, 1997. Effective August 31, 1997, a waiver and modification agreement was entered into by the Company and its lender to modify the terms of certain restrictions, including, but not limited to, incurring additional indebtedness and certain funded debt, net worth and fixed charge coverage requirements. The Company anticipates that a restructured line of credit agreement will be completed by the quarter ending February 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
GENERAL

The Company reported a net loss from operations of $(1.8) million and $(2.8) million, respectively, for the 13-week and the 26-week periods ended November 29, 1997, compared with net income of $0.7 and $1.5 million reported for the corresponding periods of the prior fiscal year. The Company operated eight fewer units compared to the same 13- week period in the prior year.

The following table shows year-to-date restaurant openings and closings as well as total restaurants open at the end of the second quarter.

                         To-Date           To-Date         Total Open at End
                        Openings           CLOSINGS        OF SECOND QUARTER
                      --------------    --------------     ------------------
                      Fiscal  Fiscal    Fiscal  Fiscal     Fiscal   Fiscal
                       1998    1997      1998    1997       1998     1997
                      ------  ------    ------  ------     ------   --------

   TRADITIONAL           0       0         8       1        121      132
   SMALL/CONTEMPORARY    2       1         0       0         13       10
   Buffets               0       0         0       0          3        3
   QSRs                  0       1         0       0         11       11
                      ------  ------    ------  ------     ------   --------

     Total               2       2         8       1        148      156


The Company opened two small cafeterias and closed three traditional cafeterias in the second quarter of fiscal 1998. One cafeteria which was destroyed by storm damage in the first quarter will not be reopened. In addition, the Company anticipates closing three existing locations during the remainder of fiscal 1998. The Company operated 148 units at the end of the quarter.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
The following table sets forth selected data as a percentage of sales for the periods indicated.

                                          For the                For the
                                      13 Weeks Ended         26 Weeks Ended
                                 -------------------------  ------------------
                                     Nov 29,      Nov 30,   Nov 29,   Nov 30,
                                      1997          1996      1997      1996
                                 ---------------  --------  --------  --------

Net Sales                                 100.0%    100.0%    100.0%    100.0%

Operating costs and expenses:
  Cost of merchandise                      28.3      28.5      28.3      28.7
  Payroll and related costs                40.2      36.6      39.5      36.6
  Other operating costs                    25.7      22.5      25.0      21.9
  Depreciation                              4.2       3.9       4.1       3.8
  Selling, general and
    administrative                          6.1       6.7       6.6       7.1
  Interest expense, net                     0.2       0.1       0.2       0.0
                                          -----     -----     -----     -----

Total operating costs                     104.7      98.3     103.7      98.1
                                          -----     -----     -----     -----

Income (loss) from operations
  before income taxes                      (4.7)      1.7      (3.7)      1.9

Provision for (benefit from)
  income taxes                             (1.7)      0.6      (1.4)      0.7
                                          -----     -----     -----     -----

Net income (loss)                         (3.0)%      1.1%    (2.3)%      1.2%
                                          =====     =====     =====     =====


-------------------------------------------------------------------------------
COMPANY RESTAURANT SALES:

Company restaurant sales decreased $3.0 million or 4.9% to $59.8 million for the quarter and decreased $5.2 million or 4.1% to $120.9 for the 26 weeks ended November 29, 1997. These decreases are the result of a net reduction of eight units from the prior year. Also, same store sales were down 2.4% for the quarter and 1.6% for the 26-week period due to a decline in customer counts, offset in part by price increases in October 1996 and June 1997.

-------------------------------------------------------------------------------
COST OF MERCHANDISE, PAYROLL AND RELATED COSTS AND OTHER OPERATING COSTS:

Cost of merchandise decreased slightly as a percentage of sales from the comparable periods in the prior year. The decrease of 20 basis points for the quarter and 40 basis points for the 26-week period is primarily attributable to the retail price increases and cost containment measures implemented in 1998.

Payroll and related costs increased as a percentage of sales from the same periods in the prior year by 360 basis points for the quarter and 290 basis points for the 26-week period. Federal minimum wage rates increased in October 1996 and again in September 1997 resulting in a cumulative increase of $.80 per hour. Management labor costs also increased due to full restaurant staffing. Payroll and related costs were further impacted by increased accruals for workers' compensation insurance to meet actuarially projected claims.

Other operating costs increased 320 basis points and 310 basis points for the 13-week and the 26-week periods, respectively. For the quarter, the Company incurred costs of $0.4 million in consulting fees. General liability insurance also increased due to increased accruals to meet actuarially projected claims. The 26-week period was further impacted by an increase in the expense accrued for projected costs associated with previously closed units.

Depreciation expense increased compared to the same periods in the prior year principally as a result of equipment upgrades and the Company's remodeling program.

Selling, general and administrative costs decreased 60 basis points for the quarter and 50 basis for the 26-week period. This decrease resulted from the elimination of 23 administrative staff positions as well as the Company's increased focus on local store marketing rather than mass media advertising.

--------------------------------------------------------------------------------
INTEREST EXPENSE, NET:

Borrowings under the Company's line of credit increased by $5.7 million since the same period in the prior year, primarily to fund new construction and the remodeling of old units.

--------------------------------------------------------------------------------
INCOME TAXES:

The effective income tax rate on continuing operations for the 13 weeks and the 26 weeks ended November 29, 1997 was unchanged at 37%.

--------------------------------------------------------------------------------
EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of shares outstanding during each quarter, excluding unallocated ESOP shares, and are adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds if such assumption is dilutive in effect.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

Total assets at November 29, 1997 were $84.6 million, a $0.6 million increase from $84.0 million as of the prior fiscal year end. Two new cafeterias were opened and eight cafeterias were closed since May 31, 1997.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In light of the results of operations in the first and second quarters of fiscal 1998, the Company is monitoring closely the effects of improvement plans being implemented. In the event these improvement plans are not effective, the Company may need to write down certain assets to their estimated fair value. Based on the results of future operations, the Company may also implement plans to close certain underperforming restaurants and dispose of assets. Once adopted, these plans could result in a write-down of certain assets to estimated fair value.

Total liabilities at November 29, 1997 were $47.8 million, a $3.7 million increase from $44.1 as of the end of the prior fiscal year. Current liabilities have increased $3.8 million, due to increased short-term borrowings on the Company's line of credit and additional provisions for the cost of closing restaurants.

At November 29, 1997 the Company had $11.1 million in borrowings under its $25.0 million revolving line of credit, a net increase of $3.6 million from May 31, 1997. Effective August 31, 1997, a waiver and modification agreement was entered into by the Company and its lender as discussed in Note C to the financial statements.

There was no cash dividend paid during the second quarter of fiscal year 1998.

--------------------------------------------------------------------------------
KNOWN EVENTS, UNCERTAINTIES AND TRENDS

NOTE REGARDING FORWARD-LOOKING INFORMATION

The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning results and growth during the remainder of fiscal year 1998. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward- looking statements including, without limitation, the following: general economic conditions; consumer spending trends; mall traffic trends; changes in food costs; increased competition in the restaurant industry; the ability to obtain suitable financing, and changes in the laws and regulations affecting labor and employee benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 24, 1997, the shareholders of the Company elected Class II Directors to serve a three-year term on the Board. The results of the voting were as follows:

PROPOSAL 1
----------
                                              Authority
Director Nominees                 For         Withheld
-----------------              ---------      ---------
Ronnie L. Tatum                8,094,526       37,031
J. Veronica Biggins            8,088,012       43,545

The continuing members of the Board of Directors are:

Dolph W. von Arx
Arthur R. Outlaw
E. Eugene Bishop
Donald Ratajczak

ITEM 5. OTHER INFORMATION

At its quarterly meeting held on September 24, 1997, the Board of Directors suspended the payment of cash dividends in order to reinvest funds into the Company's restaurants and revitalize its infrastructure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------
EXHIBITS

The following exhibits are filed as part of this report.

     Exhibit No.
     -----------

       11     Computation of Primary and Fully Diluted
              Earnings Per Share

       27     Financial Data Schedule

       99(a) Waiver and Modification Agreement effective as of August 31, 1997, but executed November
              25, 1997, between Morrison Restaurants Inc.
              and AmSouth Bank.

       99(b)  Company press release dated January 13, 1998.

--------------------------------------------------------------------------------
REPORTS ON FORM 8-K

During the second quarter of fiscal 1998, the Company filed a Current Report on Form 8-K dated September 8, 1997, reporting under Item 5 the change in the Company's name and New York Stock Exchange trading symbol from Morrison Fresh Cooking, Inc. (ticker symbol MFC) to Morrison Restaurants Inc. (ticker symbol
MRN).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MORRISON RESTAURANTS INC.
                                           -----------------------------------
                                           (Registrant)




01/12/98                                   /s/ Craig D. Nelson
--------                                   -----------------------------------
DATE                                           CRAIG D. NELSON
                                           Senior Vice President, Finance
                                           (Senior Vice President and
                                           Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------


11        Computation of Primary and Fully Diluted Earnings Per Share

27        Financial Data Schedule

99(a) Waiver and Modification Agreement effective as of August 31, 1997, but executed November 25, 1997, between Morrison Restaurants Inc. and AmSouth Bank.

99(b)     Company press release dated January 13, 1998.