Form 10-Q/A
period 1997-11-29
MORRISON RESTAURANTS INC /GA
filed 1998-01-21
CIK 1007783

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                              Amendment No. 1 to

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 29, 1997
                               -------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                        Commission file number  1-14202
                                               ----------

                           MORRISON RESTAURANTS INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 GEORGIA                                  63-1155967
     -------------------------------            -------------------------------
     (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


        The Hartsfield Colonnade
     4893 Riverdale Road, Suite 260
               Atlanta, GA                                  30337
----------------------------------------        -------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (770) 991-0351
                                                    -------------------


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No       .
                                        -------      ------

                                   9,229,020
--------------------------------------------------------------------------------
              (Number of shares of $0.01 par value common stock
                     outstanding as of December 19, 1997)

        The Registrant hereby amends the exhibits contained in Item 6 of the Registrant's Quarterly Report on Form 10-Q for the period ended November 29, 1997 to correct Exhibit 99(b) to properly reflect the release date of the Registrant's press release. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 6, as amended follows:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------------------------------------------
EXHIBITS

The following exhibits are filed as part of this report.

        Exhibit No.
        ----------

            11         Computation of Primary and Fully Diluted
                       Earnings Per Share*

            27         Financial Data Schedule*

            99(a) Waiver and Modification Agreement effective as of August 31, 1997, but executed November 25, 1997, between Morrison Restaurants Inc. and AmSouth Bank.*

            99(b)      Company press release to be released and dated
                       January 14, 1998.

------------------------------------------------------------------------------
REPORTS ON FORM 8-K

During the second quarter of fiscal 1998, the Company filed a Current Report on Form 8-K dated September 8, 1997, reporting under Item 5 the change in the Company's name and New York Stock Exchange trading symbol from Morrison Fresh Cooking, Inc. (ticker symbol MFC) to Morrison Restaurants Inc. (ticker symbol
MRN).

*FILED AS EXHIBIT OF THE SAME NUMBER FOR THE QUARTERLY REPORT ON FORM 10-Q.

                                  SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MORRISON RESTAURANTS INC.
                                             -------------------------------
                                                (Registrant)



01/20/98                                        /s/  Craig D. Nelson
--------                                     -------------------------------
  DATE                                               CRAIG D. NELSON
                                              Senior Vice President, Finance
                                                (Senior Vice President and
                                                 Chief Financial Officer)