Form 10-Q
period 1998-02-28
MORRISON RESTAURANTS INC /GA
filed 1998-04-13
CIK 1007783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    FEBRUARY 28, 1998
                              -----------------------

                                       OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                     Commission file number   1-14202
                                           -----------------

                           MORRISON RESTAURANTS INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   GEORGIA                            63-1155967
  ----------------------------------------    --------------------------
       (State of other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

            The Hartsfield Colonnade
        4893 Riverdale Road, Suite 260
                 Atlanta, GA                             30337
  ----------------------------------------    --------------------------
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

                                   9,233,988
      -------------------------------------------------------------------
      (Number of shares of $0.01 par value common stock outstanding as of
                                March 27, 1998)

                                     INDEX
                                     -----

                                                         Page
                                                        Number
                                                        ------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

ITEM 1. FINANCIAL STATEMENTS

        BALANCE SHEETS AS OF FEBRUARY 28,
        1998 AND MAY 31, 1997. .........................  3

        STATEMENTS OF INCOME FOR THE
        THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
        FEBRUARY 28, 1998 AND MARCH 1, 1997.............  4

        STATEMENTS OF CASH FLOWS FOR THE
        THIRTY-NINE WEEKS ENDED FEBRUARY 28,
        1998 AND MARCH 1, 1997..........................  5

        NOTES TO FINANCIAL STATEMENTS...................  6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS...................................  7-11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK...............................  11

                      PART II - OTHER INFORMATION
                      ---------------------------

ITEM 1. LEGAL PROCEEDINGS...............................  12

ITEM 2. CHANGES IN SECURITIES...........................  12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................  12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  12

ITEM 5. OTHER INFORMATION...............................  12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................  12-13

SIGNATURES..............................................  14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

MORRISON RESTAURANTS INC.
BALANCE SHEETS
(IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                     FEB 28, 1998      MAY 31, 1997
                                                     (UNAUDITED)        (AUDITED)
                                                     ------------      -----------
ASSETS
CURRENT ASSETS:
     Cash and short-term investments...............     $     810       $   2,939
     Receivables - accounts and notes (net)........         1,821           1,547
     Inventories...................................         2,293           2,412
     Prepaid other expenses........................         1,315           1,545
     Current deferred income tax benefit...........         3,303           5,027
                                                        ---------       ---------
        Total current assets.......................         9,542          13,470
                                                        ---------       ---------

PROPERTY AND EQUIPMENT - at cost...................       161,740         161,734
     Less accumulated depreciation.................      (102,376)       (100,834)
                                                        ---------       ---------
                                                           59,364          60,900
DEFERRED INCOME TAX BENEFITS.......................         6,876           2,615
OTHER ASSETS.......................................         7,583           7,043
                                                        ---------       ---------
        TOTAL ASSETS...............................     $  83,365       $  84,028
                                                        =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable..............................     $   6,012       $   8,212
     Accrued liabilities...........................        14,583          14,677
     Short-term borrowings.........................        12,191           7,461
     Current portion of capital lease obligations..            78             103
                                                        ---------       ---------
        Total current liabilities..................        32,864          30,453
                                                        ---------       ---------

CAPITAL LEASE OBLIGATIONS..........................           500             662
EMPLOYEE BENEFIT OBLIGATIONS.......................         8,697           8,285
OTHER DEFERRED LIABILITIES.........................         4,442           4,684

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value (100,000 shares
      authorized; 9,234 shares issued - 1998,
      9,214 shares issued - 1997)..................            92              90
     Capital in excess of par value................        41,713          41,428
     Unearned ESOP shares..........................          (371)           (715)
     Accumulated deficit...........................        (4,300)           (593)
                                                        ---------       ---------
                                                           37,134          40,210
     Less common stock held in treasury - at cost
       (50 shares @ 02/28/98)......................
       (44 shares @ 05/31/97)......................          (272)           (266)
                                                        ---------       ---------
                                                           36,862          39,944
                                                        ---------       ---------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...     $  83,365       $  84,028
                                                        =========       =========

   The accompanying notes are an integral part of the financial statements.

MORRISON RESTAURANTS INC.
STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER-SHARE DATA)
(UNAUDITED)


                                              Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                           ----------------------------   ---------------------------
                                           Feb 28, 1998     Mar 1, 1997    Feb 28, 1998   Mar 1, 1997
                                           ------------     -----------    ------------   -----------
Revenues..................................   $58,763          $61,921        $179,670       $188,056

Operating Costs and Expenses:
 Cost of merchandise......................    16,181           16,920          50,380         53,107
 Payroll and related costs................    23,051           23,481          70,759         69,563
 Other operating costs....................    14,461           13,966          44,743         41,616
 Depreciation.............................     2,409            2,508           7,415          7,348
 Selling, general and administrative......     2,695            3,860          10,675         12,841
 Interest expense, net....................       108               77             297            107
                                             -------          -------        --------       --------
                                              58,905           60,812         184,269        184,582
                                             -------          -------        --------       --------
Income (Loss) before Income Taxes.........      (142)           1,109          (4,599)         3,474
 Provision for (benefit from) federal
  and state income taxes..................       (52)             408          (1,709)         1,288
                                             -------          -------        --------       --------
     Net Income (Loss)....................   $   (90)         $   701        $ (2,890)      $  2,186
                                             =======          =======        ========       ========
Basic Earnings (Loss) per Share...........   $ (0.01)         $  0.08        $  (0.32)      $   0.24
                                             =======          =======        ========       ========
Diluted Earnings (Loss) per Share.........   $ (0.01)         $  0.08        $  (0.32)      $   0.24
                                             =======          =======        ========       ========

   The accompanying notes are an integral part of the financial statements.

MORRISON RESTAURANTS INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)



                                                        Thirty-Nine Weeks Ended
                                                      ---------------------------
                                                      Feb 28, 1998    Mar 1, 1997
                                                     -------------    -----------
OPERATING ACTIVITIES:
Net Income (Loss).................................      $(2,890)       $  2,186
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation.....................................        7,415           7,348
 Loss on disposition of assets....................          147             172
 Deferred income taxes............................       (2,537)            992
 Changes in operating assets and liabilities:
  Increase in receivables.........................         (273)            (82)
  (Increase) decrease in inventories..............          118             (66)
  Increase in prepaid and other assets............         (311)            (51)
  Decrease in accounts payable, accrued
   and other liabilities..........................       (2,123)         (6,417)
                                                        -------        --------
Net cash provided (used) by operating activities..         (454)          4,082
                                                        -------        --------
INVESTING ACTIVITIES:
Purchases of property and equipment...............       (7,747)        (10,479)
Proceeds from disposal of assets..................        1,721             129
                                                        -------        --------
Net cash used by investing activities.............       (6,026)        (10,350)
                                                        -------        --------
Financing activities:
Principal payments on capital leases..............         (187)            (64)
Short-term borrowings.............................        4,730           7,466
Proceeds from option exercises....................          270             394
Dividends paid....................................         (817)         (2,439)
ESOP shares released..............................          361               0
(Increase) decrease in treasury stock held........           (6)             99
                                                        -------        --------
Net cash provided by financing activities.........        4,351           5,456
                                                        -------        --------
Decrease in cash and short-term investments.......       (2,129)           (812)
Cash and short-term investments:
 Beginning of period..............................        2,939           1,561
                                                        -------        --------
 End of period....................................      $   810        $    749
                                                        =======        ========

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period, excluding unallocated shares under the Employee Stock Ownership Plan (ESOP). Diluted earnings per share includes the dilutive effect of outstanding stock options computed under the treasury stock method. In accordance with Financial Accounting Standard No. 128 (FAS
128), Earnings Per Share, which is effective for periods ending after December 15, 1997, prior period earnings per share information has been restated in conformity with the new provisions. Adoption of FAS 128 had little or no impact on the earnings per share amounts previously reported.

                                                 Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                             ---------------------------    --------------------------
                                             Feb 28, 1998    Mar 1, 1997    Feb 28,1998    Mar 1, 1997
                                            -------------    -----------    -----------    -----------
Net Income (Loss) - (A)....................      $  (90)        $  701        $(2,890)        $2,186
                                                 ======         ======        =======         ======
Average shares outstanding - (B)...........       9,139          9,045          9,111          9,033
Dilutive effect of stock options...........           0             24              0             36
                                                 ------         ------        -------         ------
Common stock and
   common stock equivalents - (C)..........       9,139          9,069          9,111          9,069

Basic Earnings (Loss) per Share - (A/B)....      $(0.01)        $ 0.08        $ (0.32)        $ 0.24
                                                 ======         ======        =======         ======
Diluted Earnings (Loss) per Share - (A/C)        $(0.01)        $ 0.08        $ (0.32)        $ 0.24
                                                 ======         ======        =======         ======


NOTE C - CREDIT FACILITY

At February 28, 1998, the Company had $12.2 million in borrowings under its revolving line of credit, a net increase of $4.7 million from May 31, 1997. Subsequent to quarter-end, the Company and its lender entered into an agreement whereby the Credit Agreement dated as of June 19,

1997, was amended and restated in its entirety. The Amended and Restated Credit Agreement dated as of March 23, 1998, provides for a revolving credit facility of $25.0 million and a letter of credit facility of $5.0 million. The Company granted to its lender a security interest in substantially all of its assets as collateral for the credit obligation. The terms of certain restrictions were also modified, including, but not limited to, incurring additional indebtedness and certain funded debt, net worth and fixed charge coverage requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company reported a net loss from operations of $(0.1) million and $(2.9) million, respectively, for the 13-week and the 39-week periods ended February 28, 1998, compared with net income of $0.7 and $2.2 million reported for the corresponding periods of the prior fiscal year. The Company operated 12 fewer units at February 28, 1998, compared to the same period in the prior year.

The following table shows year-to-date restaurant openings and closings as well as total restaurants open at the end of the third quarter.

                          To-Date           To-Date         Total Open at End
                          Openings          Closings        of Third Quarter
                       --------------    --------------     ------------------
                       Fiscal  Fiscal    Fiscal  Fiscal     Fiscal   Fiscal
                        1998    1997      1998    1997       1998     1997
                       ------  ------    ------  ------     ------   --------
  Traditional             0       0        10       4        119      129
  Small/Contemporary      2       2         3       0         10       11
  Buffets                 0       0         0       0          3        3
  QSRs                    0       1         1       0         10       11
                       ----    ----      ----    ----       ----     ----
  Total                   2       3        14       4        142      154

The Company closed two traditional cafeterias, three small cafeterias and one QSR in the third quarter of fiscal 1998. The Company anticipates closing two additional locations during the remainder of fiscal 1998.

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of sales for the periods indicated.

                                                 For the                         For the
                                             13 Weeks Ended                   39 Weeks Ended
                                        -------------------------        ------------------------
                                         Feb 28,          Mar 1,          Feb 28,        Mar 1,
                                          1998             1997            1998          1997
                                        --------         --------        --------       --------
Net Sales                                 100.0%           100.0%          100.0%         100.0%

Operating costs and expenses:
  Cost of merchandise                      27.6             27.3            28.0           28.2
  Payroll and related costs                39.2             37.9            39.4           37.0
  Other operating costs                    24.6             22.6            24.9           22.1
  Depreciation                              4.1              4.1             4.1            3.9
  Selling, general and
    administrative                          4.6              6.2             6.0            6.9
  Interest expense, net                     0.2              0.1             0.2            0.1
                                          -----            -----           -----          -----
Total operating costs                     100.3             98.2           102.6           98.2
                                          -----            -----           -----          -----
Income (loss) from operations
  before income taxes                      (0.3)             1.8            (2.6)           1.8
Provision for (benefit from)
  income taxes                             (0.1)             0.7            (1.0)           0.6
                                          -----            -----           -----          -----
Net income (loss)                          (0.2)%            1.1%           (1.6)%           1.2%
                                          =====            =====           =====          =====

COMPANY RESTAURANT SALES:

Company restaurant sales decreased $3.2 million or 5.1% to $58.8 million for the quarter and decreased $8.4 million or 4.5% to $179.7 for the 39 weeks ended February 28, 1998. These decreases are primarily the result of a net reduction of 12 units from the prior year. Also, same store sales were down 1.4% for the quarter and 1.2% for the 39-week period due to a decline in customer counts, offset in part by a 3% price increase in June 1997.

COST OF MERCHANDISE, PAYROLL AND RELATED COSTS AND OTHER OPERATING COSTS:

As a percentage of sales, cost of merchandise increased 30 basis points for the quarter primarily as a result of menu changes and significant increases in holiday catering. The decrease of 20 basis points for the 39-week period is attributable to the retail price increases in October 1996 and June 1997, and cost containment measures implemented in September 1997.

Payroll and related costs increased as a percentage of sales from the same periods in the prior year by 130 basis points for the quarter and

240 basis points for the 39-week period. Federal minimum wage rates increased in September 1997 resulting in an increase of $.40 per hour. Management labor costs also increased due to full restaurant staffing. Payroll and related costs were further impacted by increased accruals for workers' compensation insurance to meet actuarially projected claims.

Other operating costs increased 200 basis points and 280 basis points for the 13-week and the 39-week periods, respectively. Due to additional restaurant closings, the Company's expenses associated with the closing of restaurants increased by $0.7 million for the quarter and $1.8 million year-to-date as compared to the respective periods of the prior year. Fixed expenses such as rent were higher as a percentage of sales due to the decline in sales volume.

Depreciation expense remained flat for the quarter. On a year-to-date basis, the slight increase of 20 basis points was primarily the result of equipment upgrades and the Company's remodeling program.

Selling, general and administrative costs decreased 160 basis points for the quarter and 90 basis points for the 39-week period. A decline in management turnover resulted in a reduction in training payroll and associated costs. The decrease was further impacted by the elimination of 23 administrative positions as well as the Company's increased focus on local store marketing rather than mass media advertising.

INTEREST EXPENSE, NET:

Borrowings under the Company's line of credit increased by $5.5 million compared with borrowings for the same period in the prior year, primarily to fund development of point-of-sale technology for the restaurants, the construction of two new units, and the remodeling of old units.

INCOME TAXES:

The effective income tax rate on continuing operations for the 13 weeks and the 39 weeks ended February 28, 1998 was unchanged at 37%.

Earnings per Share:

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period, excluding unallocated ESOP shares. Diluted earnings per share includes the dilutive effect of outstanding stock options computed under the treasury stock method. In accordance with Financial Accounting Standard No. 128 (FAS 128), Earnings Per Share, which is effective for periods ending after December 15, 1997, prior period earnings per share information has been restated in conformity with the new provisions. Adoption of FAS 128 had little or no impact on the earnings per share amounts previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at February 28, 1998, were $83.4 million, a $0.6 million decrease from $84.0 million as of the prior fiscal year end. Two new cafeterias were opened and 14 cafeterias were closed since May 31, 1997.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In light of the results of operations in the first three quarters of fiscal 1998, the Company is monitoring closely the effects of improvement plans being implemented. In the event these improvement plans are not effective, the Company may need to write down certain assets to their estimated fair value. Based on the results of future operations, the Company may also implement plans to close certain underperforming restaurants and dispose of assets. Once adopted, these plans could result in a write-down of certain assets to estimated fair value.

Total liabilities at February 28, 1998, were $46.5 million, a $2.4 million increase from $44.1 as of the end of the prior fiscal year. Current liabilities have increased $2.4 million, due to increased short-term borrowings on the Company's line of credit and additional provisions for the cost of closing restaurants.

At February 28, 1998 the Company had $12.2 million in borrowings under its revolving line of credit, a net increase of $4.7 million from May 31, 1997. Effective March 23, 1998, an Amended and Restated Credit Agreement was entered into by the Company and its lender as discussed in Note C to the financial statements.

There was no cash dividend paid during the third quarter of fiscal year 1998.

On January 13, 1998, the Company announced that it had retained the investment banking firm of Wheat, First Securities, Inc. to assist in a review of the Company's operations, financial structure and strategic alternatives. The Company has held preliminary discussions with several interested parties concerning a possible business combination or sale, and is pursuing negotiations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In anticipation that the Company's analysis of strategic alternatives may result in a change of control, certain key employees of the Company, including the Company's executive officers, were offered an incentive package based on monthly base salary which is contingent on the employee remaining with the Company until the completion of a possible transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.
-----------

11      Computation of Basis and Diluted Earnings Per Share.

27.1    Financial Data Schedule for the interim period ended February 28, 1998.

27.2    Financial Data Schedule for the interim period ended March 1, 1997.

99.1 Amended and Restated Credit Agreement dated as of March 23, 1998, between Morrison Restaurants Inc. and AmSouth Bank.

99.2 Stay bonus letters dated March 6, 1998, to the Company's executive officers.

99.3    Company press release dated April 10, 1998.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended February 28, 1998.

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





04/13/98                           /s/ Craig D. Nelson
--------                       -----------------------------------
DATE                            CRAIG D. NELSON
                                Senior Vice President, Finance
                                (Senior Vice President and
                                Chief Financial Officer)

                                 EXHIBIT INDEX



Exhibit
Number      Description
-------  ---------------------------------------------------
11        Computation of Basic and Diluted Earnings Per Share.

27.1      Financial Data Schedule for the interim period ended
          February 28, 1998.

27.2      Financial Data Schedule for the interim period ended March 1, 1997.

99.1 Amended and Restated Credit Agreement dated as of March 23, 1998, between Morrison Restaurants Inc. and AmSouth Bank.

99.2      Stay bonus letters dated March 6, 1998, to the executive officers.

99.3      Company press release dated April 10, 1998.